Form 10-Q
period 2012-07-31
WNS Studios, Inc.
filed 2012-09-13
CIK 1510333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2012

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to___

Commission file number 000-54347

WNS STUDIOS, INC.
(Exact name of registrant as specified in its charter)

3811 13th Avenue
Brooklyn, NY 11218
 (Address of principal executive offices) (Zip Code)

(718) 907-4105
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

There were 4,500,000 shares of common stock, $0.001 par value, of the issuer issued and outstanding as of September 10, 2012.

PART I.      FINANCIAL INFORMATION

Item 1.        Financial Statements

WNS STUDIOS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET

ASSETS
	April 30, 2012	July 31, 2012
		(Unaudited)
Current Assets:
Cash and Cash Equivalents	$767	$1,150

Total Current Assets	767	1,150

Total Assets	$767	$1,150

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accrued Liabilities	$10,925	$13,718

Total Current Liabilities	10,925	13,718

Long-Term Debt:
Note Payable Related Party	33,133	49,083

Total Liabilities	44,058	62,801

Commitments and Contingencies

Stockholders’ Deficiency:
Preferred Stock, $.0001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $.0001 par value; 100,000,000 shares authorized, 4,500,000 shares issued and outstanding	450	450
Additional Paid-In Capital	810	810
Deficit Accumulated During the Development Stage	(44,551)	(62,911)
Total Stockholders’ Deficiency	(43,291)	(61,651)

Total Liabilities and Stockholders’ Deficiency	$767	$1,150

The accompanying notes are an integral part of these financial statements.

WNS STUDIOS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended	For the Three Months Ended	May 15, 2009 (Inception) to
	July 31, 2011	July 31, 2012	July 31, 2012

Revenues:	$-	$-	$-

Costs and Expenses:
Rent	2,100	750	23,250
Consulting Fees	-	-	9,670
Professional Fees	-	15,340	70,715
Other General and Administrative Expenses	1,705	1,862	8,313

Total Costs and Expenses	3,805	17,952	111,948

Loss from Operations	(3,805)	(17,952)	(111,948)

Other Income (Expense):
Extinguishment of Debt			52,894
Interest Expense	(381)	(408)	(3,857)

Total Other Income (Expense)	(381)	(408)	49,037

Net Income (Loss)	$(4,186)	$(18,360)	$(62,911)

Basic and Diluted Loss Per Share	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	4,500,000	4,500,000

The accompanying notes are an integral part of these financial statements.

WNS STUDIOS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended	For the Three Months Ended	For the Period May 15, 2009 (Inception) to
	July 31, 2011	July 31, 2012	July 31, 2012

Cash Flows from Operating Activities:
Net (Loss)	$(4,186)	$(18,360)	$(62,911)
Extinguishment of Debt	-	-	(52,894)
Adjustments to Reconcile Net Income (Loss) to
Net Cash Used in Operating Activities:
Increase (Decrease) in Accrued Liabilities	381	2,793	25,583

Net Cash Used in Operating Activities	(3,805)	(15,567)	(90,222)

Cash Flows from Investing Activities:	-	-	-

Cash Flows from Financing Activities:
Proceeds from Sale of Common Stock	-	-	1,260
Proceeds of Note Payable-Related Party	-	15,950	49,083
Proceeds from Note and Loans Payable	2,280	-	41,029

Net Cash Provided by Financing Activities	2,280	15,950	91,372

Increase (Decrease) in Cash	(1,525)	383	1,150

Cash and Cash Equivalents – Beginning of Period	1,600	767	-

Cash and Cash Equivalents – End of Period	$75	$1,150	$1,150

Supplemental Cash Flow information:
Interest Paid	$-	$-	$-
Income Taxes Paid	$-	$-	$-

Supplemental disclosure of non cash financing activities: Memorialization of Loan Payable to Note Payable	$-	$-	$24,644

The accompanying notes are an integral part of these financial statements.

WNS STUDIOS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 -    Origination and Basis of Presentation

WNS Studios, Inc. (“the Company”) was incorporated on May 15, 2009 under the laws of the State of Nevada.  The Company has not yet generated revenues from planned principal operations and is considered a development stage company. The Company intends to promote, sell and distribute films for studios.  There is no assurance, however, that the Company will achieve its objectives or goals.

In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information set forth therein. These financial statements are condensed and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed financial statements should be read in conjunction with the Company’s April 30, 2012 audited financial statements and notes thereto included in the registration statement on form S-1, Amendment No. 6 filed on July 12, 2012.

Result of operations for interim periods are not necessarily indicative of the results of operations for a full year.

The Company is a development stage company and has not commenced planned principal operations.  The Company had no revenues and has incurred a net loss of $18,360 for the quarter ended July 31, 2012 and a net loss of $62,911 for the period May 15, 2009 (inception) to July 31, 2012.  In addition, the Company had a working capital deficiency of $12,568 and stockholders' deficiency of $61,651 at July 31, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

There can be no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available from external sources such as debt or equity financings or other potential sources.  The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business.  Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing stockholders.

The accompanying financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

The Company is attempting to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof. On November 1, 2011, the Company began borrowing funds from P&G Holdings LLC., an entity of which Moses Gross, the Company’s CEO, has a 33% ownership interest under the terms of a note whereby the borrowing cannot exceed $126,275.  As of July 31, 2012 the Company has an outstanding balance of $49,083 (see Note 4).  There can be no assurances that the Company will be able to raise the additional funds it requires up to $ 126, 275.

WNS STUDIOS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 -    Common Stock

On May 15, 2009 the Company issued 3,600,000 shares of common stock to its Founder for $360.

On February 8, 2010 the Company sold 900,000 shares of common stock to private investors at $.001 per share for gross proceeds of $900.

NOTE 3 -    Preferred Stock

The Company’s Board of Directors may, without further action by the Company’s stockholders, from time to time, direct the issuance of any authorized but unissued or unreserved shares of preferred stock in series and at the time of issuance, determine the rights, preferences and limitations of each series.  The holders of preferred stock may be entitled to receive a preference payment in the event of any liquidation, dissolution or winding-up of the Company before any payment is made to the holders of the common stock.  Furthermore, the board of directors could issue preferred stock with voting and other rights that could adversely affect the voting power of the holders of the common stock.

NOTE 4 -    Note Payable – Related Party

On November 1, 2011 the Company issued a promissory note to P&G Holding LLC, an entity that is 33% owned by Moses Gross, the Company’s CEO and significant stockholder.  The note bears interest at 6% per annum and is due November 1, 2115. Under the terms of the note, the Company may borrow from P&G, from time to time, any amount in increments of up to $100,000, however that the aggregate principal amount outstanding under the note shall not exceed $126,275.  As of July 31, 2012 the total outstanding principal was $ 49,083 and accrued interest on this note was $1,219

Maturities of this debt are as follows:

July 31, 2013	$-
July 31, 2014	-
July 31, 2015	-
November 1, 2015	49,083
$49,083

NOTE 5 -    Changes in Management and Ownership

On November 14, 2011, the board appointed Moses Gross as an officer and a member of the board and elected Moses Gross as President and Chief Executive Officer.

On November 14, 2011 Yehoshua Lustig resigned from all his positions within the Company.

On November 14, 2011 David Leifer resigned from all his positions within the Company.

On November 14, 2011  Yehoshua Lustig sold 3,600,000 shares of common stock to Moses Gross for $3,600 in a private transaction.

WNS STUDIOS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 -    Termination of Agreements

On November 14, 2011,pursuant to a general release agreement Shmuel Shneibalg and the Company terminated the Going Public agreement dated as of May 16 2010 as amended as of October 1, 2010 , and the Office Service Agreement dated as of May 16, 2010, and  discharged all fees resulting from the agreements. Furthermore, outstanding loans and note payable totals $41,029 and related accrued interest in the amount of $2,685 due to Hatzlacha were forgiven by Shmuel Shneibalg. Additionally the company owed Hatzlucha $9,000 and accrued telephone expense of $180 that were forgiven. Accordingly, the Company recorded $52,894 debt extinguishment for the year ended April 30, 2012.

NOTE 7 -    Commitment and Contingencies

On November 1, 2011, the Company entered into a two year lease agreement for office space, calling for rent payments of $250 per month.

NOTE 8 -    Subsequent Events

During the period August 1, 2012 through September 10, 2012 P&G Holdings advanced an additional $10,250 in connection with the grid promissory note thereby increasing the principal balance owed by the Company to P&G Holdings to $59,333.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Form 10-Q, references to “WNS Studios,” the “Company,” “we,” “our” or “us” refer to WNS Studios, Inc. unless the context otherwise indicates.

Forward-Looking Statements

The following discussion should be read in conjunction with our financial statements, which are included elsewhere in this Form 10-Q (the “Report”). This Report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. We assume no obligation to update forward-looking statements, except as otherwise required under the applicable federal securities laws.

Overview

Plan of Operation

Incorporated on May 15, 2009, WNS Studios intends to serve as a sales and distribution agent for films and televisions productions. We hope to locate scripts and then enter into an agreement with the author to promote, syndicate and produce the script for television or movies. Our plan is to generate revenues from the promotion and syndication of these scripts. We believe that we will provide producers with resources and flexible financial structures which will increase their film producing capabilities. However, there is no guarantee that we will be successful at locating an appropriate script or obtaining a suitable agreement with the author to produce the script.

Within the next 6 months, we hope to locate a minimum of two scripts. Upon such selection, we hope to locate investors who are interested in financing the production of such scripts. These investors could purchase a direct interest in the script and obtain royalties or we could joint venture with the investor in the financing of the production costs. Thereafter, for the following twelve months we plan to source production companies and facilities to carry out the production of the script for movie or television. We plan to market the final production as detailed below, within nine months of operations. However, there is no guarantee that we will be successful at locating such investors or obtaining an agreement with them.

The Company does not currently plan to finance its planned operations through the offering of debt or equity securities to private investors. Rather, we intend to borrow from P&G Holdings Holdings LLC (“P&G”), an entity owned 33% by Moses Gross, our sole officer and director, to fund our operations until we locate a suitable script to produce and finalize an agreement with the author or playwright.  The time frame to produce a film varies on the project, and marketing efforts will begin upon the start of the film production through film festivals and cold calling. Revenues, if any, will be generated only through the sales of the finished product.

Through the contacts of our sole officer and director, Moses Gross, we hope to find a script which Mr. Gross feels would be appropriate. After entering into an agreement with the author of the script, the Company will then cold call individual movie producers requesting them to avail themselves of our services. We currently have no arrangements with any script writers or producers.

During the next 12 months we estimate that we will need a minimum of $59,300 to utilize for website ($9,300); marketing ($11,000); travel ($5,000); rent ($ 3,000) and costs of operating as a public company (legal $17,000; accounting $14,000).

If we are not successful and do not commence operations, we estimate that we will need no less than $24,120, or approximately $2,010 on a monthly basis, for rent ($3,000 ($250 per month)); legal ($12,000); accounting ($8,000); telephone $720 ($60 per month) and miscellaneous ($400).

On a monthly basis we incur approximately $4,940 of expenses. Since we currently have approximately $1,160 of available cash, we will continue borrowing from P&G to pay for our expenses. We currently have no plans or arrangements to obtain financing through private offerings of debt or equity. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.  Since the Company has no such arrangements or plans currently in effect, our inability to raise funds for the above purposes will have a severe negative impact on our ability to remain a viable company.

Currently the Company has the ability to borrow up to $126,275 from P&G. As of July 31, 2012, we borrowed $49,083 from P&G. There can be no assurance that sufficient funds required in the future will be generated from operations or that funds will be available from external sources such as debt or equity financings or other potential sources.  The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business.  Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing stockholders.

Results of Operations

For the three months ended July 31, 2012 and July 31, 2011

Revenues

The Company is in its development stage and did not generate any revenues during the three months ended July 31, 2012 and July 31, 2011.

Total operating expenses

For the three months ended July 31, 2012, total operating expenses were $17,952, which included rent in the amount of $750, professional fees in the amount of $15,340 and general and administrative expenses of $1,862. For the three months ended July 31, 2011, total operating expenses were $3,805, which included rent of $2,100 and general and administrative expenses of $1,705. The professional fees incurred in the three months ended July 31, 2012 were attributable to the increased costs of filings with the U.S. Securities and Exchange Commission.

Net loss

For the three months ended July 31, 2012, the Company had a net loss of $18,360, as compared to a net loss for the three months ended July 31, 2011 of $4,186. For the period May 15, 2009 (inception) to July 31, 2012 the Company incurred a net loss of $62,911.

As of July 31, 2012, the Company had cash of $1,150 as compared to a cash balance of $75 as of July 31, 2011.

Liquidity and Capital Resources

As of July 31, 2012, the Company had a cash balance of $1,150. We do not have sufficient funds to operate for the next twelve months. There can be no assurance that additional capital will be available to the Company. As of July 31, 2012 we were indebted to P&G in the principal amount of $49,083 and accrued interest was $1,219.  Interest is payable on the principal owed to P&G at the annual rate of 6%; interest and principal are due and payable on November 1, 2015.

From November 2011 through July 31, 2012, the Company borrowed an aggregate of $49,083 from P&G which was used to pay audit, accounting and legal fees and SEC and state corporate filing fees. As of September 10, 2012 we were indebted to P&G the principal amount of $59,333.

Other than the loan from P&G described above, we currently have no agreements, arrangements or  understandings with any person or entity to obtain funds through bank loans, lines of credit or any other sources.  Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Going Concern Consideration

The Company had no revenues and has incurred a net loss of $18,360 for the quarter ended July 31, 2012 and a net loss of $62,911 for the period May 15, 2009 (inception) to July 31, 2012.  In addition, the Company had a working capital deficiency of $12,568 and stockholders' deficiency of $61,651 at July 31, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

The Company believes that it will need approximately $1,000,000 to fund its expenses and execute its business plan over the next twelve months. There can be no assurance that additional capital will be available to us or available on terms favorable to us. If additional funds are raised by the issuance of our equity securities, such as through the issuance and exercise of warrants, then existing stockholders will experience dilution of their ownership interest. If additional funds are raised by the issuance of debt or other equity instruments, we may be subject to certain limitations in our operations, and issuance of such securities may have rights senior to those of the then existing holders of common stock. If adequate funds are not available or not available on acceptable terms, we may be unable to fund and develop our business.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of July 31, 2012, the end of the period covered by this report and have concluded that our disclosure controls and procedures were effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

Changes in Internal Controls over Financial Reporting

During the quarter ended July 31, 2012, there was no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.  The Company’s property is not the subject of any pending legal proceedings.

Item 1A.     Risk Factors

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 2.        Unregistered Sale of Securities and Use of Proceeds

None

Item 3.        Defaults upon Senior Securities

None.

Item 4.        Mine Safety Disclosures.

Not applicable.

Item 5.        Other information

None.

Item 6.        Exhibits

Exhibit No.	Description

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNS STUDIOS, INC.
Dated: September 13, 2012
	By:	/s/ Moses Gross
	Name:	Moses Gross
	Title:	President, Chief Executive Officer, Treasurer and a director (Principal Executive, Financial and Accounting Officer)