Form 10-Q
period 2012-10-31
WNS Studios, Inc.
filed 2012-12-10
CIK 1510333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2012

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

There were 4,500,000 shares of common stock, $0.001 par value, of the issuer issued and outstanding as of December 7, 2012.

PART I.      FINANCIAL INFORMATION

Item 1.  Financial Statements

WNS STUDIOS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET

ASSETS

	April 30, 2012	October 31, 2012
		(Unaudited)
Current Assets:
Cash and Cash Equivalents	$767	$1,150

Total Current Assets	767	1,150

Total Assets	$767	$1,150

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accrued Liabilities	$10,925	$10,972

Total Current Liabilities	10,925	10,972

Long-Term Debt:
Note Payable Related Party	33,133	59,333

Total Liabilities	44,058	70,305

Commitments and Contingencies

Stockholders’ Deficiency:
Preferred Stock, $.0001 par value; 10,000,000 shares authorized, none issued and outstanding	-
Common Stock, $.0001 par value; 100,000,000 shares authorized, 4,500,000 shares issued and outstanding	450	450
Additional Paid-In Capital	810	810
Deficit Accumulated During the Development Stage	(44,551)	(70,415)
Total Stockholders’ Deficiency	(43,291)	(69,155)

Total Liabilities and Stockholders’ Deficiency	$767	$1,150

The accompanying notes are an integral part of these financial statements.

WNS STUDIOS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF OPERATIONS
(UNAUDITED)

					For the Period
	For the Six	For the Six	For the	For the	May 15, 2009
	Months Ended	Months Ended	Quarter Ended	Quarter Ended	(Inception) to
	October 31, 2011	October 31, 2012	October 31, 2011	October 31, 2012	October 31, 2012

Revenues:	$-	$-	$-	$-	$-

Costs and Expenses:
Rent	4,200	1,500	2,100	750	24,000
Consulting Fees	-	-	-	-	9,670
Professional Fees	-	21,040	-	5,700	76,415
Other General and Administrative Expenses	1,885	2,078	180	216	8,529

Total Costs and Expenses	6,085	24,618	2,280	6,666	118,614

Loss from Operations	(6,085)	(24,618)	(2,280)	(6,666)	(118,614)

Other Income (Expense):
Extinguishment of Debt					52,894
Interest Expense	(834)	(1,246)	(453)	(838)	(4,695)

Total Other Income (Expense)	(834)	(1,246)	(453)	(838)	48,199

Net Income (Loss)	$(6,919)	$(25,864)	$(2,733)	$(7,504)	$(70,415)

Basic and Diluted Loss Per Share	$(0.00)	$(0.01)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	4,500,000	4,500,000	4,500,000	4,500,000

The accompanying notes are an integral part of these financial statements.

WNS STUDIOS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOWS
(UNAUDITED)

			For the Period
	For the Six	For the Six	May 15, 2009
	Months Ended	Months Ended	(Inception) to
	October 31, 2011	October 31, 2012	October 31, 2012

Cash Flows from Operating Activities:
Net (Loss)	$(6,919)	$(25,864)	$(70,415)
Extinguishment of Debt			(52,894)
Adjustments to Reconcile Net Loss to
Net Cash Used in Operating Activities:
Increase in Accrued Liabilities	5,394	47	22,837

Net Cash Used in Operating Activities	(1,525)	(25,817)	(100,472)

Cash Flows from Investing Activities:	-	-	-

Cash Flows from Financing Activities:
Proceeds from Sale of Common Stock	-	-	1,260
Proceeds of Note Payable-Related Party	-	26,200	59,333
Proceeds from Note and Loans Payable		-	41,029

Net Cash Provided by Financing Activities	-	26,200	101,622

Increase (Decrease) in Cash	(1,525)	383	1,150

Cash and Cash Equivalents – Beginning of Period	1,600	767	-

Cash and Cash Equivalents – End of Period	$75	$1,150	$1,150

Supplemental Cash Flow information:
Interest Paid	$-	$-	$-
Income Taxes Paid	$-	$-	$-

Supplemental disclosure of non cash financing activities: Memorialization of Loan Payable to Note Payable	$-	$-	$24,644

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

The Company is a development stage company and has not commenced planned principal operations.  The Company has no revenues and has incurred a net loss of $25,864 for the six months ended October 31, 2012 and a net loss of $70,415 for the period May 15, 2009 (inception) to October 31, 2012.  In addition, the Company has a working capital deficiency of $9,822 and stockholders' deficiency of $69,155 at October 31, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company is attempting to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof. On November 1, 2011, the Company began borrowing funds from P&G Holdings LLC., an entity of which Moses Gross, the Company’s CEO, has a 33% ownership interest under the terms of a note whereby the borrowing cannot exceed $126,275.  As of October 31, 2012 the Company has an outstanding balance of $59,333 (see Note 4).  There can be no assurances that the Company will be able to raise the additional funds it requires.

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

NOTE 4 -        Note Payable – Related Party

On November 1, 2011 the Company issued a promissory note to P&G Holding LLC, an entity that is 33% owned by Moses Gross, the Company’s CEO and significant stockholder.  The note bears interest at 6% per annum and is due November 1, 2015. Under the terms of the note, the Company may borrow from P&G, from time to time, any amount in increments of up to $100,000, however that the aggregate principal amount outstanding under the note shall not exceed $126,275.  As of October 31, 2012 the total outstanding principal was $ 59,333 and accrued interest on this note was $2,010

Maturities of this debt are as follows:

October 31, 2013	$-
October 31, 2014	-
October 31, 2015	-
November 1, 2015	59,333
$59,333

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

NOTE 8 -       Subsequent Events

During the period November 1, 2012 through November 05, 2012 P&G Holdings advanced an additional $4,243 in connection with the grid promissory note thereby increasing the principal balance owed by the Company to P&G Holdings to $63,576.

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

The Company does not currently plan to finance its planned operations through the offering of debt or equity securities to private investors. Rather, we intend to borrow from P&G Holdings LLC (“P&G”), an entity owned 33% by Moses Gross, our sole officer and director, to fund our operations until we locate a suitable script to produce and finalize an agreement with the author or playwright.  The time frame to produce a film varies on the project, and marketing efforts will begin upon the start of the film production through film festivals and cold calling. Revenues, if any, will be generated only through the sales of the finished product.

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

On a monthly basis we incur approximately $4,940 of expenses. Since we currently have approximately $1,150 of available cash, we will continue borrowing from P&G to pay for our expenses. We currently have no plans or arrangements to obtain financing through private offerings of debt or equity. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.  Since the Company has no such arrangements or plans currently in effect, our inability to raise funds for the above purposes will have a severe negative impact on our ability to remain a viable company.

Currently the Company has the ability to borrow up to $126,275 from P&G. As of October 31, 2012, we borrowed $59,333from P&G. There can be no assurance that sufficient funds required in the future will be generated from operations or that funds will be available from external sources such as debt or equity financings or other potential sources.  The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business.  Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing stockholders.

Results of Operations

For the three months ended October 31, 2012 and October 31, 2011

Revenues

The Company is in its development stage and did not generate any revenues during the three months ended October 31, 2012 and October 31, 2011.

Total operating expenses

For the three months ended October 31, 2012, total operating expenses were $6,666, which included rent in the amount of $750, professional fees in the amount of $5,700 and general and administrative expenses of $216. For the three months ended October 31, 2011, total operating expenses were $2,280, which included rent of $2,100 and general and administrative expenses of $180.

Net loss

For the three months ended October 31, 2012, the Company had a net loss of $7,504, as compared to a net loss for the three months ended October 31, 2011 of $2,733. For the period May 15, 2009 (inception) to October 31, 2012 the Company incurred a net loss of $70,415.

Liquidity and Capital Resources

As of October 31, 2012, the Company had a cash balance of $1,150. We do not have sufficient funds to operate for the next twelve months. There can be no assurance that additional capital will be available to the Company. As of October 31, 2012 we were indebted to P&G in the principal amount of $59,333 and accrued interest was $2,010.  Interest is payable on the principal owed to P&G at the annual rate of 6%; interest and principal are due and payable on November 1, 2015.

From November 2011 through October 31, 2012, the Company borrowed an aggregate of $59,333from P&G which was used to pay audit, accounting and legal fees and SEC and state corporate filing fees. As of December 4, 2012 we were indebted to P&G the principal amount of $63,576.

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

Going Concern Consideration

The Company is a development stage company and has not commenced planned principal operations.  The Company has no revenues and has incurred a net loss of $25,864 for the six months ended October 31, 2012 and a net loss of $70,415 for the period May 15, 2009 (inception) to October 31, 2012.  In addition, the Company has a working capital deficiency of $9,822 and stockholders' deficiency of $69,155 at October 31, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of October 31, 2012, the end of the period covered by this report and have concluded that our disclosure controls and procedures were effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

Changes in Internal Controls over Financial Reporting

During the quarter ended October 31, 2012, there was no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

WNS STUDIOS, INC..

Dated: December 10, 2012	By:	/s/ Moses Gross
Moses Gross
President, Chief Executive Officer, Treasurer and a director (Principal Executive, Financial and Accounting Officer)