Form 10-Q
period 2013-01-31
WNS Studios, Inc.
filed 2013-03-14
CIK 1510333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to________

Commission file number 000-54347

WNS STUDIOS, INC.
(Exact name of registrant as specified in its charter)

3811 13th Avenue
Brooklyn, NY 11218
 (Address of principal executive offices) (Zip Code)

(718) 907-4105
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

There were 4,500,000 shares of common stock, $0.001 par value, of the issuer issued and outstanding as of March 12, 2013.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

WNS STUDIOS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET

ASSETS
	April 30, 2012	January 31, 2013
		(Unaudited)
Current Assets:
Cash and Cash Equivalents	$767	$1,150

Total Current Assets	767	1,150

Total Assets	$767	$1,150

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accrued Liabilities	$10,925	$8,372

Total Current Liabilities	10,925	8,372

Long-Term Debt:
Note Payable Related Party	33,133	68,926

Total Liabilities	44,058	77,298

Commitments and Contingencies

Stockholders’ Deficiency:
Preferred Stock, $.0001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $.0001 par value; 100,000,000 shares authorized, 4,500,000 shares issued and outstanding	450	450
Additional Paid-In Capital	810	810
Deficit Accumulated During the Development Stage	(44,551)	(77,408)
Total Stockholders’ Deficiency	(43,291)	(76,148)

Total Liabilities and Stockholders’ Deficiency	$767	$1,150

The accompanying notes are an integral part of these financial statements.

WNS STUDIOS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF OPERATIONS
(UNAUDITED)

	For the Nine Months Ended	For the Nine Months Ended	For the Quarter Ended	For the Quarter Ended	For the Period May 15, 2009 (Inception) to
	January 31, 2012	January 31, 2013	January 31, 2012	January 31, 2013	January 31, 2013

Revenues:	$-	$-	$-	$-	$-

Costs and Expenses:
Rent	4,950	2,250	750	750	24,750
Consulting Fees	-	-	-	-	9,670
Professional Fees	11,850	25,373	11,850	4,333	80,748
Other General and Administrative Expenses	1,885	3,010	-	932	9,461

Total Costs and Expenses	18,685	30,633	12,600	6,015	124,629

Loss from Operations	(18,685)	(30,633)	(12,600)	(6,015)	(124,629)

Other Income (Expense):
Extinguishment of Debt	52,894		52,894		52,894
Interest Expense	(1,020)	(2,223)	(186)	(978)	(5,673)

Total Other Income (Expense)	51,874	(2,223)	52,708	(978)	47,221

Net Income (Loss)	$33,189	$(32,856)	$40,108	$(6,993)	$(77,408)

Basic and Diluted Loss Per Share	$0.01	$(0.01)	$0.01	$(0.00)

Weighted Average Common Shares
Outstanding	4,500,000	4,500,000	4,500,000	4,500,000

The accompanying notes are an integral part of these financial statements.

WNS STUDIOS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended	For the Nine Months Ended	For the Period May 15, 2009 (Inception) to
	January 31, 2012	January 31, 2013	January 31, 2013

Cash Flows from Operating Activities:
Net Income (Loss)	$33,189	$(32,856)	$(77,408)
Extinguishment of Debt	(52,894)		(52,894)
Adjustments to Reconcile Net Loss to
Net Cash Used in Operating Activities:
Increase (Decrease) in Accrued Liabilities	(7,670)	(2,554)	20,237

Net Cash Used in Operating Activities	(27,375)	(35,410)	(110,065)

Cash Flows from Investing Activities:	-	-	-

Cash Flows from Financing Activities:
Proceeds from Sale of Common Stock	-	-	1,260
Proceeds of Note Payable-Related Party	25,850	35,793	68,926
Proceeds from Note and Loans Payable	-	-	41,029

Net Cash Provided by Financing Activities	25,850	35,793	111,215

Increase (Decrease) in Cash	(1,525)	383	1,150

Cash and Cash Equivalents – Beginning of Period	1,600	767	-

Cash and Cash Equivalents – End of Period	$75	$1,150	$1,150

Supplemental Cash Flow information:
Interest Paid	$-	$-	$-
Income Taxes Paid	$-	$-	$-

Supplemental disclosure of non cash financing activities: Memorialization of Loan Payable to Note Payable	$-	$-	$24,644

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

The Company is a development stage company and has not commenced planned principal operations. The Company has no revenues and has incurred a net loss of $32,856 for the nine months ended January 31, 2013 and a net loss of $77,408 for the period May 15, 2009 (inception) to January 31, 2013. In addition, the Company has a working capital deficiency of $7,222 and stockholders' deficiency of $76,148 at January 31, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

To address its lack of liquidity, the Company is borrowing funds from P&G Holdings LLC., an entity of which Moses Gross, the Company’s CEO, has a 33% ownership interest under the terms of a note whereby the borrowing cannot exceed $126,275. As of January 31, 2013 the Company has an outstanding balance of $68,926 (see Note 4). There can be no assurances that the Company will be able to raise the additional funds it requires.

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

NOTE 4 - Note Payable – Related Party

On November 1, 2011 the Company issued a promissory note to P&G Holding LLC, an entity that is 33% owned by Moses Gross, the Company’s CEO and significant stockholder. The note bears interest at 6% per annum and is due November 1, 2015. Under the terms of the note, the Company may borrow from P&G, from time to time, any amount in increments of up to $100,000, however that the aggregate principal amount outstanding under the note shall not exceed $126,275. As of January 31, 2013 the total outstanding principal was $68,926 and accrued interest on this note was $2,987.

Maturities of this debt are as follows:

Jan 31, 2014	$-
Jan 31, 2015	-
November 1, 2015	68,926

$68,926

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

WNS STUDIOS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 - Termination of Agreements

On November 14, 2011, pursuant to a general release agreement Shmuel Shneibalg and the Company terminated the Going Public agreement dated as of May 16 2010 as amended as of October 1, 2010, and the Office Service Agreement dated as of May 16, 2010, and discharged all fees resulting from the agreements. Furthermore, outstanding loans and note payable totals $41,029 and related accrued interest in the amount of $2,685 due to Hatzlacha were forgiven by Shmuel Shneibalg. Additionally the company owed Hatzlucha $9,000 and accrued telephone expense of $180 that were forgiven. Accordingly, the Company recorded $52,894 debt extinguishment for the year ended April 30, 2012.

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

Currently the Company has the ability to borrow up to an additional $57,349 from P&G. As of January 31, 2013, we borrowed $68,926 from P&G. There can be no assurance that sufficient funds required in the future will be generated from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing stockholders.

Results of Operations

For the nine months ended January 31, 2013 and January 31, 2012

Revenues

The Company is in its development stage and did not generate any revenues during the nine months ended January 31, 2013 and January 31, 2012.

Total operating expenses

For the nine months ended January 31, 2013, total operating expenses were $30,633, which included rent in the amount of $2,250, professional fees in the amount of $25,373 and general and administrative expenses of $3,010. For the nine months ended January 31, 2012, total operating expenses were $18,685, which included rent in the amount of $4,950, professional fees in the amount of $11,850 and general and administrative expenses of $1,885. Total operating expenses increased $11,948, or approximately 64%, primarily as a result of an increase in professional fees of approximately $14,000. For the three months ended January 31, 2013, total operating expenses were $6,015, which included rent of $750, professional fees of $4,333 and general and administrative expenses of $932.

Net loss

For the three months ended January 31, 2013, the Company had a net loss of $6,993, as compared to a net income for the three months ended January 31, 2012 of $40,108. For the period May 15, 2009 (inception) to January 31, 2013 the Company incurred a net loss of $77,408.

Liquidity and Capital Resources

As of January 31, 2013, the Company had a cash balance of $1,150. We do not have sufficient funds to operate for the next twelve months. There can be no assurance that additional capital will be available to the Company. As of January 31, 2013 we were indebted to P&G in the principal amount of $68,926 and accrued interest was $2,987. Interest is payable on the principal owed to P&G at the annual rate of 6%; interest and principal are due and payable on November 1, 2015.

From November 2011 through January 31, 2013, the Company borrowed an aggregate of $68,926 from P&G which was used to pay audit, accounting and legal fees and SEC and state corporate filing fees. As of March 11, 2013 we were indebted to P&G the principal amount of $68,926 and accrued interest of $3,454.

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

Going Concern Consideration

The Company is a development stage company and has not commenced planned principal operations. The Company has no revenues and has incurred a net loss of $32,856 for the nine months ended January 31, 2013 and a net loss of $77,408 for the period May 15, 2009 (inception) to January 31, 2013. In addition, the Company has a working capital deficiency of $7,222 and stockholders' deficiency of $76,148 at January 31, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of January 31, 2013, the end of the period covered by this report and have concluded that our disclosure controls and procedures were effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

Changes in Internal Controls over Financial Reporting

During the quarter ended January 31, 2013, there was no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

WNS STUDIOS, INC.
Dated: March 14, 2013
	By:	/s/ Moses Gross
Name: Moses Gross
Title: President,Chief Executive Officer,Treasurer and a director (Principal Executive, Financial and Accounting Officer)