Form 10-K
period 2013-04-30
WNS Studios, Inc.
filed 2013-07-19
CIK 1510333

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2013

Commission file number: 000-54649

WNS STUDIOS, INC.
(Exact name of registrant as specified in its charter)

Nevada	42-1768077
(State of incorporation)	(I.R.S. Employer Identification No.)

3811 13th Avenue
Brooklyn, NY 11218
(Address of principal executive offices)

(718) 907-4105
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
None

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒  No ☐

There is no trading market for the common stock.  Therefore, there is no aggregate market value of the voting and non-voting common equity as of the last business day of the registrant’s most recently complete second fiscal quarter.

There were 4,500,000 shares of common stock, $0.0001 par value, of the issuer issued and outstanding as of July 18, 2013.

Documents Incorporated By Reference:  None

PART I

Item 1.     Business.

As used in this Annual Report on Form 10-K (this “Report”), references to the “Company,” the “Registrant,” “we,” “our” or “us” refer to WNS Studios, Inc., unless the context otherwise indicates.

Forward-Looking Statements

Certain statements contained in this report, including statements regarding the anticipated development and expansion of our business, our intent, belief or current expectations, primarily with respect to the future operating performance of the Company and the products it expects to offer and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “contemplates,” “estimates,” “believes,” “plans,” “projected,” “predicts,” “potential,” or “continue” or the negative of these similar terms. Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by us or with our approval, which are not statements of historical fact, may contain forward-looking statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. For a more detailed listing of some of the risks and uncertainties facing the Company, see the Risk Factors section in the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 20, 2012.

All forward-looking statements speak only as of the date on which they are made.  We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made, except as required by federal securities and any other applicable law.

Overview

We were incorporated under the laws of the State of Nevada on May 15, 2009.  We are a development stage company. We intend to acquire suitable scripts or the rights to scripts to promote, syndicate and produce for commercial distribution. We will attempt to raise funds for such productions from private investors through debt or equity financings.

From our inception to date, we have not generated any revenues, and our operations have been limited to organizational, start-up, capital formation activities.  We currently have no employees other than our sole executive officer and director.

We do not have a functioning website at this time.

Through the contacts of our sole officer and director, Moses Gross, we intend to locate scripts that we believe suitable for development into final productions. We plan to purchase such script or the rights to use such script from the author in accordance with terms negotiated with such author, which may or may not include royalties.  We would then locate a suitable film or television studio to produce the script. We would have to determine production costs and budgets necessary to develop the script. Once we have determined the cost of a production and established a final budget, we plan to promote the scripts to private investors in an effort to raise financing through private placement offerings of debt or equity. If we are successful in raising sufficient financing for the production of the finished product, we will have to hire talent, contract with vendors and a film or television company for the actual production of each script. We will be responsible for all of the production costs. We plan to distribute the finished product to distribution houses, studios and to showcase at film festivals and by cold calling. Our plan is to generate revenues from marketing and distributing the final production.

We currently have no arrangements with any script writers or producers. Upon entering into agreements with third parties, based upon such agreements the Company will be able to determine when revenues will be recognized. Currently the Company has no revenue source. Revenues from the sale or licensing of films and is recognized upon meeting all recognition requirements of Statement of Position (SOP) 00-2 ‘‘Accounting by Producers or Distributors of Films’’. Revenue from the theatrical release of feature films is recognized at the time of exhibition based on the Company’s participation in box office receipts. Revenue from the sale of digital video disks (‘‘DVDs’’) in the retail market, net of an allowance for estimated returns and other allowances, is recognized on the later of shipment to the customer or ‘‘street date’’ (when it is available for sale by the customer). Under revenue sharing arrangements, rental revenue is recognized when the Company is entitled to receipts and such receipts are determinable. Revenue from sales to international territories is recognized when access to the feature has been granted or delivery has occurred, as required under the sales contract, and the right to exploit the feature film has commenced.

On May 16, 2009, we entered into a Going Public Engagement with Shmuel’s Hatzlacha Consulting, Inc. (the “Consultant”), pursuant to which the Consultant was to assist us in becoming a public reporting company. The engagement provided for the Consultant to be paid a $9,000 consulting fee and 7% of the any amount raised by the Consultant with any amounts raised in excess of $5,000,000 to be negotiated but not in excess of 7%. Shmuel’s Hatzlacha Consulting Inc., is owned and operated by Shmuel Shneibalg.

On October 1, 2010, the Company entered into an amendment to the Going Public Engagement (the "Amendment") to clarify certain terms in the Going Public Agreement. As set forth in the Amendment, the Consultant agreed that its services will terminate when the Company becomes quoted on the Over the Counter Bulletin Board and acknowledged that the fee of $9,000 has not been paid. In November 2011 we terminated the agreement with the Consultant and received a full release from the Consultant.

On May 16, 2009, we entered into an Office Service Agreement with SE Executive Suites Inc. for the license to use SCESI Business Center facilities and services. In connection with the license agreement to use the premises of Executive Suites, Shmuel Shneibalg may be entitled to a commission or fee with respect to that agreement. The release we received in November 2011 also released us from any further obligations to Mr. Shneibalg in connection with the Office Service Agreement.

Competition

We intend to focus our efforts on the independent film market rather than large studios.  We believe this market has grown due to the growth of small cable television markets, the internet and DVDs but may have less access to financing than the larger studios. We will face competition from many other production companies and agents and distributors seeking to finance and commercialize similar productions. Many potential competitors will have significantly greater, financial, technical and marketing resources than we do. They may also have developed more extensive contacts than we have.

Governmental Regulation

There are no governmental regulations regulating our services as an agent for film and television production studios.

Intellectual Property

We have no intellectual property.

Employees

We have no employees other than our sole executive officer and director.  All functions including development, strategy, negotiations and administration are currently being provided by our executive officer. Mr. Gross does not work exclusively for us and does not devote all of his time to our operations.  Mr. Gross' other activities may prevent him from devoting his full-time to our operations. It is expected that Mr. Gross will only be available on a part-time basis and may devote between 5 and 30 hours per week to our operations on an ongoing basis.

Item 1A.  Risk Factors

Smaller reporting companies are not required to provide the information required by this Item 1A.

Item 1B.  Unresolved Staff Comments

None

Item 2.     Properties

Our executive offices are located at 3811 13th Avenue, Brooklyn, NY 11218. We lease office space pursuant to a 2-year lease which expires on October 31, 2013 at the rate of $250 per month. We believe that this office space will be adequate for the foreseeable future.

Item 3.     Legal Proceedings

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

Item 4.     Mine Safety Disclosures

Not applicable.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There has been no market for our securities. Our common stock is not traded on any exchange or on the over-the-counter market. We hope to have a market maker file an application with the FINRA for our common stock to be eligible for trading on the OTC Bulletin Board. We do not yet have a market maker who has agreed to file such application. There is no guarantee that our common stock will be eligible for being or quoted on the OTC Bulletin Board.

Dividend Policy

We have not declared or paid dividends on our common stock since our formation, and we do not anticipate paying dividends in the foreseeable future. Declaration or payment of dividends, if any, in the future, will be at the discretion of our Board of Directors and will depend on our then current financial condition, results of operations, capital requirements and other factors deemed relevant by the board of directors. There are no contractual restrictions on our ability to declare or pay dividends.

Holders

As of July 18, 2013, there were 4,500,000 shares of common stock issued and outstanding, which were held by 46 stockholders of record.

Equity Compensation Plans

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

None.

Item 6.     Selected Financial Data.

Smaller reporting companies are not required to provide the information required by this Item 6.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Company’s financial statements, which are included elsewhere in this Form 10-K.  Certain statements contained in this report, including statements regarding the anticipated development and expansion of the Company's business, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company and the services it expects to offer and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements.  Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by or with the approval of the Company, which are not statements of historical fact, may contain forward-looking statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. For a more detailed listing of some of the risks and uncertainties facing the Company, see the Risk Factors section in the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 20, 2012.

All forward-looking statements speak only as of the date on which they are made. The Company undertakes no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made, except as required by federal securities and any other applicable law.

Overview

Plan of Operation

Incorporated on May 15, 2009, we intend to serve as a sales and distribution agent for films and televisions productions. We hope to locate scripts and then enter into an agreement with the author to promote, syndicate and produce the script for television or movies. Our plan is to generate revenues from the promotion and syndication of these scripts. We believe that we will provide producers with resources and flexible financial structures which will increase their film producing capabilities. However, there is no guarantee that we will be successful at locating an appropriate script or obtaining a suitable agreement with the author to produce the script.

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

During the next 12 months we estimate that we will need a minimum of $59,300 to utilize for website ($9,300); marketing ($11,000); travel ($5,000); rent ($3,000) and costs of operating as a public company (legal $17,000; accounting $14,000).

If we are not successful and do not commence operations, we estimate that we will need no less than $24,120, or approximately $2,010 on a monthly basis, for rent ($3,000 ($250 per month)); legal ($12,000); accounting ($8,000); telephone $720 ($60 per month) and miscellaneous ($400).

On a monthly basis we incur approximately $4,940 of expenses. Since we currently have $566 of available cash, as of April 30, 2013, we will continue borrowing from P&G to pay for our expenses. We currently have no plans or arrangements to obtain financing through private offerings of debt or equity. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since the Company has no such arrangements or plans currently in effect, our inability to raise funds for the above purposes will have a severe negative impact on our ability to remain a viable company.

Currently the Company has the ability to borrow up to an additional $57,349 from P&G. As of April 30, 2013, we borrowed $68,926 from P&G. There can be no assurance that sufficient funds required in the future will be generated from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing stockholders.

Results of Operations

For the fiscal year ended April 30, 2013 and April 30, 2012

Revenues

The Company is in its development stage and did not generate any revenues during the fiscal years ended April 31, 2013 and April 30, 2012.

Total operating expenses

For the fiscal year ended April 30, 2013, total operating expenses were $38,845, which included rent in the amount of $3,000, professional fees in the amount of $29,723 and general and administrative expenses of $6,122.

For the fiscal year ended April 30, 2012, total operating expenses were $33,052, which included rent in the amount of $5,700, professional fees in the amount of $25,375 and general and administrative expenses of $1,977. Total operating expenses increased $5,793, or approximately 18%, primarily as a result of an increase in professional fees of $4,348 and general and administrative expenses of $4,145.

Net loss/Income

For the fiscal year ended April 30, 2012, the Company had net income of $18,244, as compared to a net loss for the fiscal year ended April 30, 2013 of $42,102. For the period May 15, 2009 (inception) to April 30, 2013 the Company incurred a net loss of $86,653. The change is primarily attributable to the recognition by the Company of debt extinguishment income of $52,894 during the year ended April 30, 2012.

Liquidity and Capital Resources

As of April 30, 2013, the Company had a cash balance of $566. We do not have sufficient funds to operate for the next twelve months. There can be no assurance that additional capital will be available to the Company. As of April 30, 2013 we were indebted to P&G in the principal amount of $68,926 and accrued interest was $4,021 which was used to pay audit, accounting and legal fees and SEC and state corporate filing fees. Interest is payable on the principal owed to P&G at the annual rate of 6%; interest and principal are due and payable on November 1, 2015.

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

Going Concern Consideration

The Company is a development stage company and has not commenced planned principal operations. The Company has no revenues and has incurred a net loss of $42,102 for the fiscal year ended April 30, 2013 and a net loss of $86,653 for the period May 15, 2009 (inception) to April 30, 2013. In addition, the Company has a working capital deficiency of $16,467 and stockholders' deficiency of $85,393 at April 30, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

The Company believes that it will need approximately $60,000 to fund its expenses and execute its business plan over the next twelve months. There can be no assurance that additional capital will be available to us or available on terms favorable to us. If additional funds are raised by the issuance of our equity securities, such as through the issuance and exercise of warrants, then existing stockholders will experience dilution of their ownership interest. If additional funds are raised by the issuance of debt or other equity instruments, we may be subject to certain limitations in our operations, and issuance of such securities may have rights senior to those of the then existing holders of common stock. If adequate funds are not available or not available on acceptable terms, we may be unable to fund and develop our business.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

For revenue from product sales, the Company will recognize revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB No. 104), which superseded Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB No. 101).  SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured.  Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts.  Provisions for discounts and rebates to customers, estimated returns and allowance, and other adjustments will be provided for in the same period the related sales are recorded.

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reported period.  Actual results could differ from those estimates.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 8. Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
WNS Studios, Inc.

We have audited the accompanying balance sheet of WNS Studios, Inc. (a Development Stage Company) (“the Company”) as of April 30, 2013 and 2012 and the related statements of operations, stockholders’ deficiency and cash flows for the years ended April 30, 2013 and 2012, and the period May 15, 2009 (inception) to April 30, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Also, an audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WNS Studios, Inc. at April 30, 2013 and 2012, and the results of its operations and its cash flows for the years ended April 30, 2013 and 2012, and the period May 15, 2009 (inception) to April 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred a net loss for the year ended April 30, 2013 and the period May 15, 2009 (inception) to April 30, 2013, has had no revenues and has a working capital deficiency and stockholders' deficiency at April 30, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WOLINETZ, LAFAZAN & COMPANY, P.C.

Rockville Centre, New York
July 19, 2013

WNS STUDIOS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

ASSETS

	April 30, 2012	April 30, 2013

Current Assets:
Cash and Cash Equivalents	$767	$566

Total Current Assets	767	566

Total Assets	$767	$566

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accrued Liabilities	$10,925	$17,033

Total Current Liabilities	10,925	17,033

Long-Term Debt:
Note Payable Related Party	33,133	68,926

Total Liabilities	44,058	85,959

Commitments and Contingencies

Stockholders’ Deficiency:
Preferred Stock, $.0001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $.0001 par value; 100,000,000 shares authorized, 4,500,000 shares issued and outstanding	450	450
Additional Paid-In Capital	810	810
Deficit Accumulated During the Development Stage	(44,551)	(86,653)
Total Stockholders’ Deficiency	(43,291)	(85,393)

Total Liabilities and Stockholders’ Deficiency	$767	$566

The accompanying notes are an integral part of these financial statements.

WNS STUDIOS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS

			For the Period
	For the	For the	May 15, 2009
	Year Ended	Year Ended	(Inception) to
	April 30, 2012	April 30, 2013	April 30, 2013

Revenues:	$-	$-	$-

Costs and Expenses:
Rent	5,700	3,000	25,500
Consulting Fees	-	-	9,670
Professional Fees	25,375	29,723	85,098
Other General and Administrative Expenses	1,977	6,122	12,573

Total Costs and Expenses	33,052	38,845	132,841

Loss from Operations	(33,052)	(38,845)	(132,841)

Other Income (Expense):
Extinguishment of Debt	52,894	-	52,894
Interest Expense	(1,598)	(3,257)	(6,706)

Total Other Income (Expense)	51,296	(3,257)	46,188

Net Income (Loss)	$18,244	$(42,102)	$(86,653)

Basic and Diluted Income (Loss) Per Common Share	$0.00	$(0.01)

Weighted Average Common Shares Outstanding	4,500,000	4,500,000

The accompanying notes are an integral part of these financial statements.

WNS STUDIOS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FOR THE PERIOD MAY 15, 2009 (INCEPTION) TO APRIL 30, 2013

			Additional	Deficit Accumulated During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Balance, May 15, 2009	-	$-	$-	$-	$-

Common Stock Issued to Founder at $.0001 per share, May 15, 2009	3,600,000	360	-	-	360

Common Stock Issued to Private Investors at $.001 per share, February 8, 2010	900,000	90	810	-	900

Net Loss for the year ended April 30, 2010	-	-	-	(29,955)	(29,955)

Balance, April 30, 2010	4,500,000	450	810	(29,955)	(28,695)

Net Loss for the year ended April 30, 2011	-	-	-	(32,840)	(32,840)

Balance, April 30, 2011	4,500,000	450	810	(62,795)	(61,535)

Net Income for the year ended April 30, 2012	-	-	-	18,244	18,244

Balance, April 30, 2012	4,500,000	450	810	(44,551)	(43,291)

Net Loss for the year ended April 30, 2013	-	-	-	(42,102)	(42,102)

Balance, April 30, 2013	4,500,000	$450	$810	$(86,653)	$(85,393)

The accompanying notes are an integral part of these financial statements.

WNS STUDIOS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS

			For the Period
	For the	For the	May 15, 2009
	Year Ended	Year Ended	(Inception) to
	April 30, 2012	April 30, 2013	April 30, 2013

Cash Flows from Operating Activities:
Net Income (Loss)	$18,244	$(42,102)	$(86,653)
Extinguishment of Debt	(52,894)	-	(52,894)
Adjustments to Reconcile Net Income (Loss) to
Net Cash (Used) in Operating Activities:
Increase (Decrease) in Accrued Liabilities	(12,551)	6,108	28,898

Net Cash (Used) in Operating Activities	(47,201)	(35,994)	$(110,649)

Cash Flows from Investing Activities:	-	-	-

Cash Flows from Financing Activities:
Proceeds from Sale of Common Stock	-	-	1,260
Proceeds of Note Payable-Related Party	33,133	35,793	68,926
Proceeds from Note and Loans Payable	13,235	-	41,029

Net Cash Provided by Financing Activities	46,368	35,793	111,215

Increase (Decrease) in Cash	(833)	(201)	566

Cash and Cash Equivalents – Beginning of Period	1,600	767	-

Cash and Cash Equivalents – End of Period	$767	$566	$566

Supplemental Cash Flow information:
Interest Paid	$-	$-	$-
Income Taxes Paid	$-	$-	$-

Supplemental disclosure of non cash financing activities: Memorialization of Loan Payable to Note Payable			$24,644

The accompanying notes are an integral part of these financial statements.

WNS STUDIOS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 -        Summary of Significant Accounting Policies

Organization

WNS Studios, Inc. (“the Company”) was incorporated on May 15, 2009 under the laws of the State of Nevada.  The Company has not yet generated revenues from planned principal operations and is considered a development stage company. The Company intends to promote, sell and distribute films for studios.  There is no assurance, however, that the Company will achieve its objectives or goals.

Cash and Cash Equivalents

The Company considers all highly-liquid investments purchased with a maturity of three months or less to be cash equivalents.

Revenue Recognition

For revenue from product sales, the Company will recognize revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB No. 104), which superseded Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB No. 101).  SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured.  Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts.  Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments will be provided for in the same period the related sales are recorded.

Advertising Costs

Advertising costs will be charged to operations when incurred.  The Company did not incur any advertising costs during the period May 15, 2009 (inception) to April 30, 2013.

Income Taxes

The Company accounts for income taxes using the asset and liability method, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting and the tax bases of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.  A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Income (Loss) Per Share

The computation of income (loss) per share is based on the weighted average number of common shares outstanding during the period presented.  Diluted income (loss) per common share is the same as basic income (loss) per common share as there are no potentially dilutive securities outstanding (options and warrants).

WNS STUDIOS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 -        Summary of Significant Accounting Policies (Continued)

Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reported period.  Actual results could differ from those estimates.

Research and Development

Research and development costs will be charged to expense as incurred.  The Company did not incur any research and development costs during the period May 15, 2009 (inception) to April 30, 2013.

Fair Value Measurements

The authoritative guidance for fair value measurements defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or the most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact, and (iv) willing to transact.  The guidance describes a fair value hierarchy based on the levels of inputs, or which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

Level 1:  Quoted prices in active markets for identical assets or liabilities.

Level 2:  Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active, or other inputs that are observable or corroborated by observable market data or substantially the full term of the assets of liabilities.

Level 3:  Unobservable inputs that are supported by little or no market activity and that are significant to the value of the assets or liabilities.

The Company’s financial instruments include cash and equivalents, accrued liabilities, and notes payable.  Those items are determined to be Level 1 fair value measurements.

The carrying amounts of cash and cash equivalents and accrued liabilities approximates fair value because of the short maturity of these instruments.  The recorded value of long-term debt approximates its fair value as the terms and rates approximate market rates.

Recent Accounting Pronouncements

Management does not believe there would have been a material effect on the accompanying financial statements had any recently issued, but not yet effective, accounting standards been adopted in the current period.

WNS STUDIOS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 2 -        Going Concern

The Company is a development stage company and has not commenced planned principal operations.  The Company has no revenues and has incurred a net loss of $42,102 for the year ended April 30, 2013 and a net loss of $86,653 for the period May 15, 2009 (inception) to April 30, 2013.  In addition, the Company has a working capital deficiency of $16,467 and stockholders' deficiency of $85,393 at April  30, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company is attempting to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof.  On November 1, 2011, the Company began borrowing funds from P&G Holdings LLC., an entity of which Moses Gross, the Company’s CEO, has a 33% ownership interest under the terms of a note whereby the borrowing cannot exceed $126,275.  As of April 30, 2013 the Company has an outstanding balance of $68,926 (see Note 7).  There can be no assurances that the Company will be able to raise the additional funds it requires.

NOTE 3 -        Income Taxes

At April 30, 2013, the Company had available a net-operating loss carry-forward of $86,653, which may be applied against future taxable income, if any, at various times through 2033.  Certain significant changes in ownership of the Company may restrict the future utilization of these tax loss carry-forwards.

At April 30, 2013, the Company has a deferred tax asset of approximately $47,000 representing the benefit of its net operating loss carry-forward.  The Company has not recognized the tax benefit because realization of the tax benefit is uncertain and thus a valuation allowance has been fully provided against the deferred tax asset.  The difference between the Federal Statutory Rate of 34% with the combined state and local tax rate of 20% and the Company’s effective tax rate of 0% is due to an increase in the valuation allowance of approximately $23,000 for the year ended April 30, 2013.

NOTE 4 -        Common Stock

On May 15, 2009 the Company issued 3,600,000 shares of common stock to its Founder for $360.

On February 8, 2010 the Company sold 900,000 shares of common stock to private investors at $.001 per share for gross proceeds of $900.

WNS STUDIOS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 5 -        Preferred Stock

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

NOTE 6 -        Note and Loans Payable

During the period from May 15, 2009 (inception) through April 30, 2011 and the six months ended October 31, 2011, the Company borrowed $24,644 and $3,150 respectively, from Shmuel's Hatzacha Consulting, Inc., owned and operated by Shmuel Shneibalg (see Notes 8 and 9).  These loans were payable on demand and bear interest at 6% per annum.

On October 1, 2010 loans payable aggregating $24,644 were memorialized as a demand promissory note.  The note bears interest at 6% per annum. At April 30, 2011, accrued interest on this debt was $1,851.

On November 1, 2011 all amounts owed were discharged and agreements terminated pursuant to a general release agreement (see Note 11).

NOTE 7 -        Note Payable – Related Party

On November 1, 2011 the Company issued a promissory note to P&G Holding LLC, an entity that is 33% owned by Moses Gross, the Company’s CEO and significant stockholder.  The note bears interest at 6% per annum and is due November 1, 2015. Under the terms of the note, the Company may borrow from P&G, from time to time, any amount in increments of up to $100,000, however that the aggregate principal amount outstanding under the note shall not exceed $126,275.  As of April 30, 2013 and 2012, the total outstanding principal was $68,926 and $33,133 respectively and accrued interest on this note was $4,021 and $764 respectively.

Maturities of this debt are as follows:

April 30, 2014	$-
April 30, 2015	-
November 1, 2015	68,926

$68,926

NOTE 8 -        Going Public Engagement

On May 16 2009, the Company entered into a consulting agreement with Shmuel's Hatzlacha Consulting, Inc (“Hatzlacha”). The agreement called for a $9,000 fee to be paid.  Such amount was charged to operations during the period ended April 30, 2010 and was included in accrued liabilities at April 30, 2011.  The agreement also called for other fees, based on capital funds raised.  The agreement was amended on October 1, 2010 to clarify certain terms in the original agreement. On November 1, 2011 this agreement was terminated and all amounts owed were discharged pursuant to a general release agreement (see Note 11).

WNS STUDIOS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 9 -        Office Service Agreement

On May 16, 2009, the Company entered into an office service agreement, calling for rent payments of $700 per month, on a month to month basis.  This agreement was with SE Executive Suites, Inc. an entity owned and operated by Shmuel Shneibalg (see Notes 7 and 8).  The agreement was personally guaranteed by the former CEO of the Company.  Included in accrued liabilities was $16,100 at April 30, 2011, regarding amounts owed on this agreement. On November 1, 2011 this agreement was terminated and all amounts owed were discharged pursuant to a general release agreement (see Note 11).

NOTE 10 -      Changes in Management and Ownership

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

NOTE 11 -      Termination of Agreements

On November 14, 2011, pursuant to a general release agreement Shmuel Shneibalg and the Company terminated the Going Public agreement (see note 8) dated May 16, 2010 as amended as of October 1, 2010 , and the Office Service Agreement (See Note 9) dated May 16, 2010, and  discharged all fees resulting from the agreements. Furthermore, outstanding loans and note payable totaling $41,029 and related accrued interest in the amount of $2,685 due to Hatzlacha were forgiven by Shmuel Shneibalg. Additionally the company owed Hatzlucha $9,000 (see note 8) and accrued telephone expense of $180 that were forgiven. Accordingly, the Company recorded $52,894 debt extinguishment for the year ended April 30, 2012.

NOTE 12 -      Commitments and Contingencies

On November 1, 2011, the Company entered into a two year lease agreement for office space, calling for rent payments of $250 per month.

NOTE 13 -       Subsequent Events

During the period May 1, 2013 to July 19, 2013 the Company borrowed an additional $7,478 from P&G Holdings, LLC, thereby increasing the principal amount owed to P&G Holdings, LLC to $76,404 (See Note 7).

Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There were no disagreements with accountants on accounting and financial disclosure of a type described in Item 304 (a)(1)(iv) or any reportable event as described in Item 304 (a)(1)(v) of Regulation S-K.

Item 9A.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of April 30, 2013, the end of the period covered by this annual report, has concluded that our disclosure controls and procedures were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rules 13a-15(f) under the Securities Exchange Act of 1934, internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive, principal operating and principal financial officers, or persons performing similar functions, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records, that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

 Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting at April 30, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment under those criteria, management has determined that, as of April 30, 2013, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to the exemption provided to issuers that are not “large accelerated filers” nor “accelerated filers” under the Dodd-Frank Wall Street Reform and Consumer Protection Act.

 Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Set forth below are the names, ages and present principal occupations or employment, and material occupations, positions, offices or employments for the past five years of our current directors and executive officers.

Name and Business Address	Age	Position

Moses Gross	37	President, Chief Executive Officer, Treasurer, Secretary and Director

Mr. Gross has been the sole officer and director of WNS Studios since November 14, 2011. Since January 1997, Mr. Gross has been the Chief Executive Officer and President of ANM Real Estate LLC and its related companies, all of which are involved in commercial and residential real estate development and syndicate management company. Since September 2007, he has been an advisor to Qualmax Supplies Inc., a company which sells janitorial, food service and medical supplies. From January 2007 through 2010 Mr. Gross was the Chief Executive Officer and President of Anchor Wholesale Hardware Supplies, LLC, selling wholesale hardware, tools and electrical and plumbing supplies. From March 1992 through January 1997 Mr. Gross worked in various management positions at Zoltan Knitting, a clothing manufacturer. Through his capacity in real estate development and management, Mr. Gross has learned the film business and been introduced to persons involved in this business. Mr. Gross has a 33% ownership interest in P&G, the creditor of the Company.

Mr. Gross is not a director in any other U.S. reporting companies and has not been affiliated with any company that has filed for bankruptcy within the last ten years. The Company is not aware of any proceedings to which Mr. Gross or any associate of Mr. Gross are parties adverse to the Company or has a material interest adverse to it.

Each director of the Company serves for a term of one year or until the successor is elected at the Company's annual shareholders' meeting and is qualified, subject to removal by the Company's shareholders. Each officer serves, at the pleasure of the board of directors, for a term of one year and until the successor is elected at the annual meeting of the board of directors and is qualified.

Code of Ethics; Financial Expert

Our principal independent accountant is Wolinetz, Lafazan & Company, P.C. We do not currently have a Code of Ethics applicable to our principal executive, financial and accounting officers. We do not have a “financial expert” on the board or an audit committee or nominating committee.

Potential Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors.  Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation and audit issues that may affect management decisions.  We are not aware of any other conflicts of interest with any of our executives or directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors of the Company and persons who own more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to the Company. None of our executive officers and directors are currently subject to Section 16(a) filing requirements.

Involvement in Certain Legal Proceedings

There are no legal proceedings that have occurred within the past ten years concerning our directors, or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one's participation in the securities or banking industries, or a finding of securities or commodities law violations.

Item 11.    Executive Compensation.

Summary Compensation

Since our incorporation on May 15, 2009, we have not paid any compensation to our directors or executive officers in consideration for their services rendered to our Company in their capacity as such.

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)

Moses Gross President, Chief Executive Officer, Treasurer,

Yehoshua Lustig Former Pres. CEO	2012 2011	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
and CFO	2010	0	0	0	0	0	0	0	0

David Leifer Former Secretary	2012 2011	0 0	0 0	0 0	0 0	0	0	0	0
	2010	0	0	0	0	0	0	0	0

We have no employment agreements with any of our directors or executive officers.  We have no pension, health, annuity, bonus, insurance, stock options, profit sharing or similar benefit plans.

Since our incorporation on May 15, 2009, no stock options or stock appreciation rights were granted to any of our directors or executive officers. We have no equity incentive plans.

Outstanding Equity Awards

Since our incorporation on May 15, 2009, none of our directors or executive officers has held unexercised options, stock that had not vested, or equity incentive plan awards.

Compensation of Directors

Since our incorporation on May 15, 2009, no compensation has been paid to any of our directors in consideration for their services rendered in their capacity as directors. No arrangements are presently in place regarding compensation to directors for their services as directors or for committee participation or special assignments.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of July 18, 2013, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each executive officer and director of our Company; and (iii) all executive officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 4,500,000 shares of our common stock issued and outstanding as of July 18, 2013.  We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.  Unless otherwise indicated, the address of each person listed is c/o WNS Studios, Inc., 3811 13th Avenue, Brooklyn, New York 11218.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Moses Gross	3,600,000	80%

Directors and officers as a group (1 person)	3,600,000	80%

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

On November 1, 2011 we entered into a Promissory Note with P&G which is owned 33% by Mr. Gross, our sole officer and director. Pursuant to the note, we have the right to borrow up to $126,275 from P&G. The principal and accrued interest at the rate of 6% are due and payable on November 1, 2015. As of April 30, 2013 the total outstanding principal was $68,926 and accrued interest on this note was $4,021. We have currently borrowed an aggregate of $68,926 from P&G.

On November 1, 2011 we entered into a Release with Shmuel Shneilbalg whereby all the amounts owed by the Company to Mr. Shneilbalg (an aggregate of $52,894) were released.

On May 15, 2009, we issued 3,600,000 shares of our common stock to Yehoshua Lustig, our former president, chief executive officer, chief financial officer and director.  On November 14, 2011, Moses Gross purchased the 3,600,000 shares owned byYehoshua Lustig for $3,600. These shares were issued in consideration for $360. The shares were issued under Section 4(2) of the Securities Act of 1933, as amended.  As an officer and director of the Company, Mr. Lustig had access to all of the information which would be required to be included in a registration statement, and the transaction did not involve a public offering.  The proceeds from the sale of the shares were used for working capital purposes.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.” We do not believe that Mr. Gross is “independent”.

Item 14.   Principal Accounting Fees and Services.

Our principal independent accountant is Wolinetz, Lafazan & Company, P.C. Their pre-approved fees billed to the Company are set forth below:

	Fiscal Year Ended April 30, 2013	Fiscal Year Ended April 30, 2012
Audit Fees	$13,000	$13,000
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

As of April 30, 2013, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant. The Company does not have an audit committee. The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

PART IV

Item 15.   Exhibits. Financial Statement Schedules.

Exhibit	Description

3.1	Articles of Incorporation (1)

3.2	By-Laws (1)

3.3	Form of Stock Certificate (1)

4.1	Promissory Note dated October 1, 2010 in favor of Shmuel’s Hatzlacha Consulting, Inc. (1)

4.2	Promissory Note dated November 1, 2011 in favor of P&G Holdings LLC (2)

10.1	Form of Regulation S Subscription Agreement and Investment Representation (1)

10.2	Going Public Engagement dated May 16, 2009 between Shumel’s Hatzlacha Consulting Inc. and WNS Studios, Inc. (3)

10.3	Amendment dated October 1, 2010 to Going Public Engagement dated May 16, 2009 between Shumel’s Hatzlacha Consulting Inc. and WNS Studios, Inc. (4)

10.4	Office Services Agreement dated May 16, 2009 between WNS Studios and SE Executive Services Inc. (5)

10.5	Agreement dated November 1, 2011 between Moses Gross and Yeshosha Lustig (6)

10.6	Release dated November 1, 2011 by Shmuel Shneilbalg (7)

10.7	Lease Agreement dated November 1, 2011 between Hendrix III Realty Corp. and WNS Studios Inc. (8)

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

(1) Incorporated by reference to the corresponding exhibit to the Company’s registration statement on Form S-1 filed on February 3, 2011.

(2) Incorporated by reference to the corresponding exhibit to the Company’s registration statement on Form S-1/A filed on January 26, 2012.

(3) Incorporated by reference to Exhibit 10.3 to the Company’s registration statement on Form S-1 filed on February 3, 2011

(4) Incorporated by reference to Exhibit 10.4 to the Company’s registration statement on Form S-1 filed on February 3, 2011

(5) Incorporated by reference to Exhibit 10.5 to the Company’s registration statement on Form S-1 filed on February 3, 2011

(6) Incorporated by reference to Exhibit 10.6 to the Company’s registration statement on Form S-1/A filed on January 26, 2012.

(7) Incorporated by reference to Exhibit 10.7 to the Company’s registration statement on Form S-1/A filed on January 26, 2012.

(8) Incorporated by reference to Exhibit 10.8 to the Company’s registration statement on Form S-1/A filed on January 26, 2012.

SIGNATURES

Purusant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNS STUDIOS, INC.

Dated: July 19, 2013	By:	/s/ Moses Gross
Name: Moses Gross
Title: President, Chief Executive Officer, Treasurer and a director (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 19, 2013	By:	/s/ Moses Gross
Name: Moses Gross
Title: President, Chief Executive Officer, Treasurer and a director (Principal Executive, Financial and Accounting Officer)