Form 10-Q
period 2013-07-31
WNS Studios, Inc.
filed 2013-09-13
CIK 1510333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒ No  ☐

There were 4,500,000 shares of common stock, $0.0001 par value, of the issuer issued and outstanding as of September 11, 2013.

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

WNS STUDIOS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET

ASSETS

	April 30, 2013	July 31, 2013
		(Unaudited)
Current Assets:
Cash and Cash Equivalents	$566	$179

Total Current Assets	566	179

Total Assets	$566	$179

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accrued Liabilities	$17,033	$21,299

Total Current Liabilities	17,033	21,299

Long-Term Debt:
Note Payable Related Party	68,926	76,404

Total Liabilities	85,959	97,703

Commitments and Contingencies

Stockholders’ Deficiency:
Preferred Stock, $.0001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $.0001 par value; 100,000,000 shares authorized, 4,500,000 shares issued and outstanding	450	450
Additional Paid-In Capital	810	810
Deficit Accumulated During the Development Stage	(86,653)	(98,784)
Total Stockholders’ Deficiency	(85,393)	(97,524)

Total Liabilities and Stockholders’ Deficiency	$566	$179

The accompanying notes are an integral part of these condensed financial statements.

WNS STUDIOS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended July 31, 2012	For the Three Months Ended July 31, 2013	For the Period May 15, 2009 (Inception) to July 31, 2013

Revenues:	$-	$-	$-

Costs and Expenses:
Rent	750	750	26,250
Consulting Fees	-	-	9,670
Professional Fees	15,340	8,224	93,322
Other General and Administrative Expenses	1,862	2,036	14,609

Total Costs and Expenses	17,952	11,010	143,851

Loss from Operations	(17,952)	(11,010)	(143,851)

Other Income (Expense):
Extinguishment of Debt	-	-	52,894
Interest Expense	(408)	(1,121)	(7,827)

Total Other Income (Expense)	(408)	(1,121)	45,067

Net Loss	$(18,360)	$(12,131)	$(98,784)

Basic and Diluted Loss Per Common Share	$(0.00)	$(0.00)
Weighted Average Common Shares Outstanding	4,500,000	4,500,000

The accompanying notes are an integral part of these condensed financial statements.

WNS STUDIOS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended July 31, 2012	For the Year Ended July 31, 2013	For the Period May 15, 2009 (Inception) to July 31, 2013
Cash Flows from Operating Activities:
Net Loss	$(18,360)	$(12,131)	$(98,784)
Extinguishment of Debt		-	(52,894)
Adjustments to Reconcile Net Loss to Net Cash (Used) in Operating Activities:
Increase in Accrued Liabilities	2,793	4,266	33,164

Net Cash (Used) in Operating Activities	(15,567)	(7,865)	$(118,514)

Cash Flows from Investing Activities:	-	-	-

Cash Flows from Financing Activities:
Proceeds from Sale of Common Stock	-	-	1,260
Proceeds of Note Payable-Related Party	15,950	7,478	76,404
Proceeds from Loans Payable	-	-	41,029

Net Cash Provided by Financing Activities	15,950	7,478	118,693

Increase (Decrease) in Cash	383	(387)	179

Cash and Cash Equivalents – Beginning of Period	767	566	-

Cash and Cash Equivalents – End of Period	$1,150	$179	$179

Supplemental Cash Flow information:
Interest Paid	$-	$-	$-
Income Taxes Paid	$-	$-	$-

Supplemental disclosure of non cash financing activities: Memorialization of Loan Payable to Note Payable	$-	$-	$24,644

The accompanying notes are an integral part of these condensed financial statements.

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

In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information set forth therein. These financial statements are condensed and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed financial statements should be read in conjunction with the Company’s April 30, 2013 audited financial statements and notes on Form 10-K filed on July 19, 2013

Result of operations for interim periods are not necessarily indicative of the results of operations for a full year.

The Company is a development stage company and has not commenced planned principal operations.  The Company has no revenues and incurred a net loss of $12,131 for the quarter ended July 31, 2013 and a net loss of $98,784 for the period May 15, 2009 (inception) to July 31, 2013.  In addition, the Company had a working capital deficiency of $21,120 and stockholders' deficiency of $97,524 at July 31, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company is attempting to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof. On November 1, 2011, the Company began borrowing funds from P&G Holdings LLC., an entity of which Moses Gross, the Company’s CEO, has a 33% ownership interest under the terms of a note whereby the borrowing cannot exceed $126,275.  As of July 31, 2013 the Company has an outstanding balance of $76,404 (see Note 4).  There can be no assurances that the Company will be able to raise the additional funds it requires.

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

NOTE 4 -   Note Payable – Related Party

On November 1, 2011 the Company issued a promissory note to P&G Holding LLC, an entity that is 33% owned by Moses Gross, the Company’s CEO and significant stockholder.  The note bears interest at 6% per annum and is due November 1, 2015. Under the terms of the note, the Company may borrow from P&G, from time to time, any amount in increments of up to $100,000, however that the aggregate principal amount outstanding under the note shall not exceed $126,275.  As of July 31, 2013 the total outstanding principal was $ 76,404 and accrued interest on this note was $5,142. Interest expense on this note was $1,121 and $408 for the three months ended July 31, 2013 and July 31, 2012, respectively.

Maturities of this debt are as follows:

July 31, 2014	$-
July 31, 2015	-
November 1, 2015	76,404

$76,404

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

WNS STUDIOS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 -   Termination of Agreements

On November 14, 2011, pursuant to a general release agreement Shmuel Shneibalg and the Company terminated the Going Public agreement dated as of May 16, 2010 as amended as of October 1, 2010, and the Office Service Agreement dated as of May 16, 2010, and  discharged all fees resulting from the agreements. Furthermore, outstanding loans and note payable totals $41,029 and related accrued interest in the amount of $2,685 due to Hatzlacha were forgiven by Shmuel Shneibalg. Additionally the company owed Hatzlucha $9,000 and accrued telephone expense of $180 that were forgiven. Accordingly, the Company recorded $52,894 debt extinguishment for the year ended April 30, 2012.

NOTE 7 -   Commitment and Contingencies

On November 1, 2011, the Company entered into a two year lease agreement for office space, calling for rent payments of $250 per month.

NOTE 8 -   Subsequent Events

On August 29, 2013, the Company filed a Form S-1 Registration Statement in connection with a proposed public offering to sell a maximum of 250,000 shares of common stock at $0.20 per share for gross proceeds of $50,000. There can be no assurances that such offering will be successful.

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

We recently filed a registration statement with the SEC to offer and sell a maximum of 250,000 shares of common stock at a fixed price of $.20 per share. Even after the SEC declares said registration effective allowing us to offer those shares, there is no assurance that we will be successful in this proposed self-directed offering. There is no minimum number of shares that must be sold by us for the offering to proceed, so there is no assurance that we will be successful in raising the $50,000 of gross proceeds. The Company has no other arrangement to finance its planned operations through the offering of debt or equity securities to private investors. Rather, we intend to borrow from P&G Holdings LLC (“P&G”), an entity owned 33% by Moses Gross, our sole officer and director, to fund our operations until we locate a suitable script to produce and finalize an agreement with the author or playwright.  The time frame to produce a film varies on the project, and marketing efforts will begin upon the start of the film production through film festivals and cold calling. Revenues, if any, will be generated only through the sales of the finished product.

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

On a monthly basis we incur approximately $4,940 of expenses. Since we currently have approximately $150 of available cash, we will continue borrowing from P&G to pay for our expenses. We currently have no plans or arrangements to obtain financing through private offerings of debt or equity. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.  Since the Company has no such arrangements or plans currently in effect, our inability to raise funds for the above purposes will have a severe negative impact on our ability to remain a viable company.

Currently the Company has the ability to borrow up to $126,275 from P&G. As of July 31, 2013, we borrowed $76,404 from P&G. There can be no assurance that sufficient funds required in the future will be generated from operations or that funds will be available from external sources such as debt or equity financings or other potential sources.  The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business.  Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing stockholders.

Results of Operations

For the three months ended July 31, 2013 and July 31, 2012

Revenues

The Company is in its development stage and did not generate any revenues during the three months ended July 31, 2013 and July 31, 2012.

Total operating expenses

For the three months ended July 31, 2013, total operating expenses were $11,010, which included professional fees of $8,224, and general and administrative expenses of $2,036 and rent of $750. For the three months ended July 31, 2012, total operating expenses were $17,952, which included rent in the amount of $750, professional fees in the amount of $15,340 and general and administrative expenses of $1,862.

Net loss

For the three months ended July 31, 2013 the Company had a net loss of $12,131, as compared to a net loss of $18,360 for the three months ended July 31, 2012. For the period May 15, 2009 (inception) to July 31, 2013 the Company incurred a net loss of $98,784.

Liquidity and Capital Resources

As of July 31, 2013, the Company had a cash balance of $179. We do not have sufficient funds to operate for the next twelve months. There can be no assurance that additional capital will be available to the Company. As of July 31, 2013 we were indebted to P&G in the principal amount of $76,404 and accrued interest was $5,142.  Interest is payable on the principal owed to P&G at the annual rate of 6%; interest and principal are due and payable on November 1, 2015.

From November 2011 through July 31, 2013, the Company borrowed an aggregate of $76,404 from P&G which was used to pay audit, accounting and legal fees and SEC and state corporate filing fees.

Other than the loan from P&G described above, we currently have no agreements, arrangements or  understandings with any person or entity to obtain funds through bank loans, lines of credit or any other sources.  We have filed a registration statement with the SEC to offer and sell a maximum of 250,000 shares of common stock at a fixed price of $.20 per share. There is no assurance as to when we will begin to able to offer such shares to the public, or if we will be successful at selling any of the shares in this proposed self-directed offering. Our inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Going Concern Consideration

The Company is a development stage company and has not commenced planned principal operations.  The Company has no revenues and incurred a net loss of $12,131 for the quarter ended July 31, 2013 and a net loss of $98,784 for the period May 15, 2009 (inception) to July 31, 2013.  In addition, the Company had a working capital deficiency of $21,120 and stockholders' deficiency of $97,524 at July 31, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of July 31, 2013, the end of the period covered by this report and have concluded that our disclosure controls and procedures were effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

Changes in Internal Controls over Financial Reporting

During the quarter ended July 31, 2013, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

WNS STUDIOS, INC..

Dated: September 13, 2013	By:	/s/ Moses Gross
Moses Gross
President, Chief Executive Officer, Treasurer and a director
(Principal Executive, Financial and Accounting Officer)