Form 10-Q
period 2013-10-31
WNS Studios, Inc.
filed 2013-12-13
CIK 1510333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2013

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

There were 4,550,000 shares of common stock, $0.0001 par value, of the issuer issued and outstanding as of December 10, 2013.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WNS STUDIOS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET

ASSETS

	April 30, 2013	October 31, 2013
		(Unaudited)
Current Assets:
Cash and Cash Equivalents	$566	$179

Total Current Assets	566	179

Total Assets	$566	$179

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accrued Liabilities	$17,033	$34,327

Total Current Liabilities	17,033	34,327

Long-Term Debt:
Note Payable Related Party	68,926	76,404

Total Liabilities	85,959	110,731

Commitments and Contingencies

Stockholders’ Deficiency:
Preferred Stock, $.0001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $.0001 par value; 100,000,000 shares authorized, 4,500,000 shares issued and outstanding	450	450
Additional Paid-In Capital	810	810
Deficit Accumulated During the Development Stage	(86,653)	(111,812)
Total Stockholders’ Deficiency	(85,393)	(110,552)

Total Liabilities and Stockholders’ Deficiency	$566	$179

The accompanying notes are an integral part of these condensed financial statements.

WNS STUDIOS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF OPERATIONS
(Unaudited)

	For the Six Months Ended	For the Six Months Ended	For the Three Months Ended	For the Three Months Ended	For the Period May 15, 2009 (Inception) to
	October 31, 2013	October 31, 2012	October 31, 2013	October 31, 2012	October 31, 2013

Revenues:	$-	$-	$-	$-	$-

Costs and Expenses:
Rent	1,500	1,500	750	750	27,000
Consulting Fees	-	-	-	-	9,670
Professional Fees	17,664	21,040	9,440	5,700	102,762
Other General and Administrative Expenses	3,728	2,078	1,692	216	16,301

Total Costs and Expenses	22,892	24,618	11,882	6,666	155,733

Loss from Operations	(22,892)	(24,618)	(11,882)	(6,666)	(155,733)

Other Income (Expense):
Extinguishment of Debt	-	-	-	-	52,894
Interest Expense - Related Party	(2,267)	(1,246)	(1,146)	(838)	(6,288)
Interest Expense	-	-	-	-	(2,685)

Total Other Income (Expense)	(2,267)	(1,246)	(1,146)	(838)	43,921

Net Loss	$(25,159)	$(25,864)	$(13,028)	$(7,504)	$(111,812)

Basic and Diluted Loss Per Common Share	$(0.01)	$(0.01)	$(0.00)	$(0.00)

Weighted Average Common Shares
Outstanding	4,500,000	4,500,000	4,500,000	4,500,000

The accompanying notes are an integral part of these condensed financial statements.

WNS STUDIOS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Six Months Ended	For the Six Months Ended	For the Period May 15, 2009 (Inception) to
	October 31, 2013	October 31, 2012	October 31, 2013

Cash Flows from Operating Activities:
Net Loss	$(25,159)	$(25,864)	$(111,812)
Extinguishment of Debt	-	-	(52,894)
Adjustments to Reconcile Net Loss to
Net Cash (Used) in Operating Activities:
Increase in Accrued Liabilities	17,294	47	46,192

Net Cash (Used) in Operating Activities	(7,865)	(25,817)	$(118,514)

Cash Flows from Investing Activities:	-	-	-

Cash Flows from Financing Activities:
Proceeds from Sale of Common Stock	-	-	1,260
Proceeds of Note Payable-Related Party	7,478	26,200	76,404
Proceeds from Loans Payable	-	-	41,029

Net Cash Provided by Financing Activities	7,478	26,200	118,693

Increase (Decrease) in Cash	(387)	383	179

Cash and Cash Equivalents – Beginning of Period	566	767	-

Cash and Cash Equivalents – End of Period	$179	$1,150	$179

Supplemental Cash Flow information:
Interest Paid	$-	$-	$-
Income Taxes Paid	$-	$-	$-

Supplemental disclosure of non cash financing activities: Memorialization of Loan Payable to Note Payable	$-	$-	$24,644

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

In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information set forth therein. These financial statements are condensed and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed financial statements should be read in conjunction with the Company’s April 30, 2013 audited financial statements and notes on Form 10-K filed on July 19, 2013

Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.

The Company is a development stage company and has not commenced planned principal operations. The Company has no revenues and incurred a net loss of $25,159 for the six months ended October 31, 2013 and a net loss of $111,812 for the period May 15, 2009 (inception) to October 31, 2013. In addition, the Company had a working capital deficiency of $34,148 and stockholders' deficiency of $110,552 at October 31, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company is attempting to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof. On November 1, 2011, the Company began borrowing funds from P&G Holdings LLC., an entity of which Moses Gross, the Company’s CEO, has a 33% ownership interest under the terms of a note whereby the borrowing cannot exceed $126,275. As of October 31, 2013 the Company has an outstanding balance of $76,404 (see Note 2). The Company is currently attempting to raise capital through a public offering of its common stock (see Note 5). There can be no assurances that the Company will be able to raise the additional funds it requires.

WNS STUDIOS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 -   Note Payable – Related Party

On November 1, 2011 the Company issued a promissory note to P&G Holdings LLC, an entity that is 33% owned by Moses Gross, the Company’s CEO and significant stockholder. The note bears interest at 6% per annum and is due November 1, 2015. Under the terms of the note, the Company may borrow from P&G, from time to time, any amount in increments of up to $100,000, however that the aggregate principal amount outstanding under the note shall not exceed $126,275. As of October 31, 2013 the total outstanding principal was $ 76,404 and accrued interest on this note was $6,288. Interest expense on this note was $2,267 and $1,246 for the six months ended October 31, 2013 and October 31, 2012, respectively.

Maturities of this debt are as follows:

October 31, 2014	$-
October 31, 2015	-
November 1, 2015	76,404

$76,404

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

NOTE 5 -   Public Offering

On August 29, 2013, the Company filed a Form S-1 Registration Statement in connection with a proposed public offering to sell a maximum of 250,000 shares of common stock at $0.20 per share for gross proceeds of $50,000. There can be no assurances that such offering will be successful. The S-1 Registration Statement became effective on November 4, 2013.

WNS STUDIOS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 -   Changes in Management and Ownership

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

NOTE 7 -   Termination of Agreements

On November 14, 2011, pursuant to a general release agreement Shmuel Shneibalg and the Company terminated the Going Public agreement dated as of May 16, 2010 as amended as of October 1, 2010, and the Office Service Agreement dated as of May 16, 2010, and discharged all fees resulting from the agreements. Furthermore, outstanding loans and note payable totaling $41,029 and related accrued interest in the amount of $2,685 due to Hatzlacha were forgiven by Shmuel Shneibalg. Additionally the company owed Hatzlacha consulting fees of $9,000 and accrued telephone expense of $180 that were forgiven. Accordingly, the Company recorded $52,894 debt extinguishment for the year ended April 30, 2012.

NOTE 8 -   Commitments and Contingencies

On November 1, 2011, the Company entered into a two year lease agreement for office space, calling for rent payments of $250 per month. As of November 1, 2013 the Company is renting space on a month to month basis at the same rate of $250 per month.

NOTE 9 -   Subsequent Events

During November and December 2013, the Company received gross proceeds of $10,000 for the sale of 50,000 shares of its common stock in connection with its public offering (see Note 5).

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

We recently filed a registration statement with the SEC to offer and sell a maximum of 250,000 shares of common stock at a fixed price of $.20 per share. There is no assurance that we will be successful in this proposed self-directed offering. There is no minimum number of shares that must be sold by us for the offering to proceed, so there is no assurance that we will be successful in raising the $50,000 of gross proceeds. The Company has no other arrangement to finance its planned operations through the offering of debt or equity securities to private investors. We alsointend to borrow from P&G Holdings LLC (“P&G”), an entity owned 33% by Moses Gross, our sole officer and director, to fund our operations until we locate a suitable script to produce and finalize an agreement with the author or playwright. The time frame to produce a film varies on the project, and marketing efforts will begin upon the start of the film production through film festivals and cold calling. Revenues, if any, will be generated only through the sales of the finished product.

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

On a monthly basis we incur approximately $4,940 of expenses. Since we currently do not have sufficient available cash, we will continue offering our securities and borrowing from P&G to pay for our expenses. We currently have no plans or arrangements to obtain financing through private offerings of debt or equity. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since the Company has no such arrangements or plans currently in effect, our inability to raise funds for the above purposes will have a severe negative impact on our ability to remain a viable company.

Currently the Company has the ability to borrow up to $126,275 from P&G. As of October 31, 2013, we borrowed $76,404 from P&G. There can be no assurance that sufficient funds required in the future will be generated from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing stockholders.

Results of Operations

For the three months ended October 31, 2013 and October 31, 2012

Revenues

The Company is in its development stage and did not generate any revenues during the three months ended October 31, 2013 and October 31, 2012.

Total operating expenses

For the three months ended October 31, 2013, total operating expenses were $11,882, which included professional fees of $9,440, rent of $750 and general and administrative expenses of $1,692. For the three months ended October 31, 2012, total operating expenses were $6,666, which included rent in the amount of $750, professional fees in the amount of $5,700 and general and administrative expenses of $216. The amount of operating expenses increased approximately 78% as a result of the increase in professional fees and transfer agent fees as a result of the registration statement process.

Net loss

For the three months ended October 31, 2013, the Company had a net loss of $13,028, as compared to a net loss for the three months ended October 31, 2012 of $7,504. For the period May 15, 2009 (inception) to October 31, 2013 the Company incurred a net loss of $111,812.

For the six months ended October 31, 2013 and October 31, 2012

Revenues

The Company is in its development stage and did not generate any revenues during the six months ended October 31, 2013 and October 31, 2012.

Total operating expenses

For the six months ended October 31, 2013, total operating expenses were $22,892, which included professional fees of $17,664, rent of $1,500 and general and administrative expenses of $3,728. For the six months ended October 31, 2012, total operating expenses were $24,618, which included rent in the amount of $1,500, professional fees in the amount of $21,040 and general and administrative expenses of $2,078.

Net loss

For the six months ended October 31, 2013, the Company had a net loss of $25,159, as compared to a net loss for the six months ended October 31, 2012 of $25,864.

Liquidity and Capital Resources

As of October 31, 2013, the Company had a cash balance of $179. We do not have sufficient funds to operate for the next twelve months. There can be no assurance that additional capital will be available to the Company. As of October 31, 2013 we were indebted to P&G in the principal amount of $76,404 and accrued interest was $6,288. Interest is payable on the principal owed to P&G at the annual rate of 6%; interest and principal are due and payable on November 1, 2015.

As of December 10, 2013, we offered and sold an aggregate of 50,000 shares pursuant to our registration statement and generated gross proceeds of $10,000.

Other than the current offering to sell an aggregate of 250,000 shares at $0.20 per share and the loan from P&G described above, we currently have no agreements, arrangements or understandings with any person or entity to obtain funds through bank loans, lines of credit or any other sources. Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Going Concern Consideration

The Company is a development stage company and has not commenced planned principal operations. The Company has no revenues and incurred a net loss of $25,159 for the six months ended October 31, 2013 and a net loss of $111,812 for the period May 15, 2009 (inception) to October 31, 2013. In addition, the Company had a working capital deficiency of $34,148 and stockholders' deficiency of $110,552 at October 31, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of October 31, 2013, the end of the period covered by this report and have concluded that our disclosure controls and procedures were effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

Changes in Internal Controls over Financial Reporting

During the quarter ended October 31, 2013, there was no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sale of Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other information

None.

Item 6. Exhibits

Exhibit No.	Description

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
____________
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

WNS STUDIOS, INC.

Dated: December 13, 2013	By:	/s/ Moses Gross
	Name:	Moses Gross
	Title:	President, Chief Executive Officer, Treasurer and a director (Principal Executive, Financial and Accounting Officer)