Form 10-Q
period 2014-01-31
WNS Studios, Inc.
filed 2014-03-14
CIK 1510333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to_________

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

There were 4,725,000 shares of common stock, $0.0001 par value, of the issuer issued and outstanding as of March 12, 2014.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

WNS STUDIOS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET

	April 30, 2013	January 31, 2014
		(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$566	$12,820

Total Current Assets	566	12,820

Total Assets	$566	$12,820

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accrued Liabilities	$17,033	$17,145

Total Current Liabilities	17,033	17,145

Long-Term Debt:
Note Payable Related Party	68,926	76,404

Total Liabilities	85,959	93,549

Commitments and Contingencies

Stockholders’ Deficiency:
Preferred Stock, $.0001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $.0001 par value; 100,000,000 shares authorized, 4,500,000 and 4,687,500 shares issued and outstanding at April 30, 2013 and January 31, 2014	450	469
Additional Paid-In Capital	810	38,291
Deficit Accumulated During the Development Stage	(86,653)	(119,489)
Total Stockholders’ Deficiency	(85,393)	(80,729)

Total Liabilities and Stockholders’ Deficiency	$566	$12,820

The accompanying notes are an integral part of these condensed financial statements.

WNS STUDIOS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF OPERATIONS
(Unaudited)

	For the Nine Months Ended	For the Nine Months Ended	For the Three Months Ended	For the Three Months Ended	For the Period May 15, 2009 (Inception) to
	January 31, 2013	January 31, 2014	January 31, 2013	January 31, 2014	January 31, 2014

Revenues:	$-	$-	$-	$-	$-

Costs and Expenses:
Rent	2,250	2,250	750	750	27,750
Consulting Fees	-	-	-	-	9,670
Professional Fees	25,373	21,814	4,333	4,150	106,912
Other General and Administrative Expenses	3,010	5,358	932	1,630	17,931

Total Costs and Expenses	30,633	29,423	6,015	6,530	162,263

Loss from Operations	(30,633)	(29,423)	(6,015)	(6,530)	(162,263)

Other Income (Expense):
Extinguishment of Debt	-	-	-	-	52,894
Interest Expense - Related Party	(2,223)	(3,413)	(978)	(1,146)	(7,435)
Interest Expense	-	-	-	-	(2,685)

Total Other Income (Expense)	(2,223)	(3,413)	(978)	(1,146)	42,774

Net Loss	$(32,856)	$(32,836)	$(6,993)	$(7,676)	$(119,489)

Basic and Diluted Loss Per Common Share	$(0.01)	$(0.01)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	4,500,000	4,528,080	4,500,000	4,584,239

The accompanying notes are an integral part of these condensed financial statements.

WNS STUDIOS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended	For the Nine Months Ended	For the Period May 15, 2009 (Inception) to
	January 31, 2013	January 31, 2014	January 31, 2014

Cash Flows from Operating Activities:
Net Loss	$(32,856)	$(32,836)	$(119,489)
Extinguishment of Debt			(52,894)
Adjustments to Reconcile Net Loss to Net Cash (Used) in Operating Activities:
Increase (Decrease) in Accrued Liabilities	(2,554)	112	29,010

Net Cash (Used) in Operating Activities	(35,410)	(32,724)	(143,373)

Cash Flows from Investing Activities:	-	-	-

Cash Flows from Financing Activities:
Proceeds from Sale of Common Stock	-	37,500	38,760
Proceeds of Note Payable-Related Party	35,793	7,478	76,404
Proceeds from Loans Payable	-		41,029

Net Cash Provided by Financing Activities	35,793	44,978	156,193

Increase in Cash	383	12,254	12,820

Cash and Cash Equivalents – Beginning of Period	767	566	-

Cash and Cash Equivalents – End of Period	$1,150	$12,820	$12,820

Supplemental Cash Flow information:
Interest Paid	$-	$-	$-
Income Taxes Paid	$-	$-	$-

Supplemental disclosure of non cash financing activities: Memorialization of Loan Payable to Note Payable	$-		$24,644

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

The Company is a development stage company and has not commenced planned principal operations. The Company has no revenues and incurred a net loss of $32,836 for the nine months ended January 31, 2014 and a net loss of $119,489 for the period May 15, 2009 (inception) to January 31, 2014. In addition, the Company had a working capital deficiency of $4,325 and stockholders' deficiency of $80,729 at January 31, 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company is attempting to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof. On November 1, 2011, the Company began borrowing funds from P&G Holdings LLC., an entity of which Moses Gross, the Company’s CEO, has a 33% ownership interest under the terms of a note whereby the borrowing cannot exceed $126,275. As of January 31, 2014 the Company has an outstanding balance of $76,404 (see Note 2). The Company is currently raising capital through a public offering of its common stock (see Note 4).

WNS STUDIOS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - Note Payable – Related Party

On November 1, 2011 the Company issued a promissory note to P&G Holdings LLC, an entity that is 33% owned by Moses Gross, the Company’s CEO and significant stockholder. The note bears interest at 6% per annum and is due November 1, 2015. Under the terms of the note, the Company may borrow from P&G, from time to time, any amount in increments of up to $100,000, however that the aggregate principal amount outstanding under the note shall not exceed $126,275. As of January 31, 2014 the total outstanding principal was $ 76,404 and accrued interest on this note was $7,435. Interest expense on this note was $3,413 and $2,223 for the nine months ended January 31, 2014 and January 31, 2013, respectively.

Maturities of this debt are as follows:

January 31, 2015	-
November 1, 2015	76,404

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

On August 29, 2013, the Company filed a Form S-1 Registration Statement in connection with a public offering to sell a maximum of 250,000 shares of common stock at $0.20 per share for gross proceeds of $50,000. The S-1 Registration Statement became effective on November 4, 2013. In connection with this public offering, the Company sold 187,500 shares for gross proceeds of $37,500 during the quarter ended January 31, 2014.

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

NOTE 7 - Commitments and Contingencies

On November 1, 2011, the Company entered into a two year lease agreement for office space, calling for rent payments of $250 per month. As of November 1, 2013 the Company is renting space on a month to month basis at the same rate of $250 per month.

NOTE 8 - Subsequent Events

For the period February 1, 2014 thru March 11, 2014, the Company received gross proceeds of $7,500 for the sale of 37,500 shares of its common stock in connection with its public offering (see Note 4).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We filed a registration statement with the SEC to offer and sell a maximum of 250,000 shares of common stock at a fixed price of $.20 per share. In connection with this public offering, the Company sold 187,500 shares for gross proceeds of $37,500 during the quarter ended January 31, 2014. The Company has no other arrangement to finance its planned operations through the offering of debt or equity securities to private investors.

We also intend to borrow from P&G Holdings LLC (“P&G”), an entity owned 33% by Moses Gross, our sole officer and director, to fund our operations until we locate a suitable script to produce and finalize an agreement with the author or playwright. The time frame to produce a film varies on the project, and marketing efforts will begin upon the start of the film production through film festivals and cold calling. Revenues, if any, will be generated only through the sales of the finished product.

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

If we are not successful and do not commence operations, we estimate that we will need no less than $24,120, or approximately $2,010 on a monthly basis, for rent ($3,000, or $250 per month); legal ($12,000); accounting ($8,000); telephone $720 ($60 per month) and miscellaneous ($400).

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

Currently the Company has the ability to borrow up to $126,275 from P&G. As of January 31, 2014 the total outstanding principal was $76,404 and accrued interest on this note was $7,435. There can be no assurance that sufficient funds required in the future will be generated from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing stockholders.

Results of Operations

For the three months ended January 31, 2014 and January 31, 2013

Revenues

The Company is in its development stage and did not generate any revenues during the three months ended January 31, 2014 and January 31, 2013.

Total operating expenses

For the three months ended January 31, 2014, total operating expenses were $6,530, which included professional fees of $4,150, rent of $750 and general and administrative expenses of $1,630. For the three months ended January 31, 2013, total operating expenses were $6,015, which included rent in the amount of $750, professional fees in the amount of $4,333 and general and administrative expenses of $932. The amount of operating expenses increased approximately 8.5% as a result of the increase in general and administrative expenses.

Net loss

For the three months ended January 31, 2014, the Company had a net loss of $7,676, as compared to a net loss for the three months ended January 31, 2013 of $6,993. For the period May 15, 2009 (inception) to January 31, 2014 the Company incurred a net loss of $119,489.

For the nine months ended January 31, 2014 and January 31, 2013

Revenues

The Company is in its development stage and did not generate any revenues during the six months ended January 31, 2014 and January 31, 2013.

Total operating expenses

For the nine months ended January 31, 2014, total operating expenses were $29,423, which included professional fees of $21,814, rent of $2,250 and general and administrative expenses of $5,358. For the nine months ended January 31, 2013, total operating expenses were $30,633, which included rent in the amount of $2,250, professional fees in the amount of $25,373 and general and administrative expenses of $3,010.

Net loss

For the nine months ended January 31, 2014, the Company had a net loss of $32,836, as compared to a net loss for the nine months ended January 31, 2013 of $32,856.

Liquidity and Capital Resources

As of January 31, 2014, the Company had a cash balance of $12,820. We do not have sufficient funds to operate for the next twelve months. There can be no assurance that additional capital will be available to the Company. As of January 31, 2014 the total outstanding principal on the note to P&G was $76,404 and accrued interest on this note was $7,435. Interest is payable on the principal owed to P&G at the annual rate of 6%; interest and principal are due and payable on November 1, 2015.

During the quarter ended January 31, 2014, the Company sold 187,500 shares for gross proceeds of $37,500 pursuant to its registration statement. For the period February 1, 2014 thru March 11, 2014, the Company received gross proceeds of an additional $7,500 for the sale of 37,500 shares of its common stock in connection with this public offering.

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

Going Concern Consideration

The Company is a development stage company and has not commenced planned principal operations. The Company has no revenues and incurred a net loss of $32,836 for the nine months ended January 31, 2014 and a net loss of $119,489 for the period May 15, 2009 (inception) to January 31, 2014. In addition, the Company had a working capital deficiency of $4,325 and stockholders' deficiency of $80,729 at January 31, 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 4. Controls and Procedures.
.
Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of January 31, 2014, the end of the period covered by this report and have concluded that our disclosure controls and procedures were effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

Changes in Internal Controls over Financial Reporting

During the quarter ended January 31, 2014, there was no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 1A. Risk Factors.

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 2. Unregistered Sale of Securities and Use of Proceeds.

None

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other information.

None.

Item 6. Exhibits.

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

WNS STUDIOS, INC.

Dated: March 14, 2014	By:	/s/ Moses Gross
	Name:	Moses Gross
	Title:	President, Chief Executive Officer, Treasurer and a director (Principal Executive, Financial and Accounting Officer)