Form 10-K
period 2014-04-30
WNS Studios, Inc.
filed 2014-08-01
CIK 1510333

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2014

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

There were 4,725,000 shares of common stock, $0.0001 par value, of the issuer issued and outstanding as of July 28, 2014.

Documents Incorporated By Reference: None

PART I

Item 1. Business.

As used in this Annual Report on Form 10-K (this “Report”), references to the “Company,” the “Registrant,” “we,” “our” or “us” refer to WNS Studios, Inc., unless the context otherwise indicates.

Forward-Looking Statements

Certain statements contained in this report, including statements regarding the anticipated development and expansion of our business, our intent, belief or current expectations, primarily with respect to the future operating performance of the Company and the products it expects to offer and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “contemplates,” “estimates,” “believes,” “plans,” “projected,” “predicts,” “potential,” or “continue” or the negative of these similar terms. Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by us or with our approval, which are not statements of historical fact, may contain forward-looking statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. For a more detailed listing of some of the risks and uncertainties facing the Company, see the Risk Factors section in the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 29, 2013.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

Our executive offices are located at 3811 13th Avenue, Brooklyn, NY 11218. We rent approximately 200 square feet of office space pursuant to a month-to-month arrangement at the rate of $250 per month. We believe that this office space will be adequate for the foreseeable future.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There has been no market for our securities. Our common stock is not traded on any exchange or on the over-the-counter market. We hope to have a market maker file an application with the FINRA for our common stock to be eligible for trading on the OTC Bulletin Board. We do not yet have a market maker who has agreed to file such application. There is no guarantee that our common stock will be eligible for being quoted on the OTC Bulletin Board.

Dividend Policy

We have not declared or paid dividends on our common stock since our formation, and we do not anticipate paying dividends in the foreseeable future. Declaration or payment of dividends, if any, in the future, will be at the discretion of our Board of Directors and will depend on our then current financial condition, results of operations, capital requirements and other factors deemed relevant by the board of directors. There are no contractual restrictions on our ability to declare or pay dividends

Holders

As of July 28, 2014, there were 4,725,000 shares of common stock issued and outstanding, which were held by 64 stockholders of record.

Equity Compensation Plans

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We filed a registration statement on Form S-1 with the SEC to offer and sell a maximum of 250,000 shares of common stock at a fixed price of $.20 per share, which became effective on November 4, 2013 (registration no. 333-190886). In connection with this public offering, the Company sold 225,000 shares for gross proceeds of $45,000 during year ended April 30, 2014. This offering has since been terminated. There were no underwriting commissions or any other finders' fees payable or paid in connection with this offering. The gross funds were used by the Company for working capital and operating expenses.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data.

Smaller reporting companies are not required to provide the information required by this Item 6.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Company’s financial statements, which are included elsewhere in this Form 10-K. Certain statements contained in this report, including statements regarding the anticipated development of the Company's business, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company and the services it expects to offer and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements. Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by or with the approval of the Company, which are not statements of historical fact, may contain forward-looking statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

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

We filed a registration statement with the SEC to offer and sell a maximum of 250,000 shares of common stock at a fixed price of $.20 per share. In connection with this public offering, the Company sold 225,000 shares for gross proceeds of $45,000 during year ended April 30, 2014. This offering has since been terminated. The Company has no other arrangement to finance its planned operations through the offering of debt or equity securities to private investors.

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

During the next 12 months if we are successful in implementing our plan of operations we estimate that we will need a minimum of $101,500.00 for the following: for website ($12,500); marketing ($20,000); travel ($10,000); rent ($12,000) and costs of operating as a public company (legal $25,000; accounting $22,000).

If we are not successful and do not commence operations, we estimate that we will need no less than $24,000, or approximately $2,000 on a monthly basis, for the following expenses: rent ($3,000); legal ($7,200); accounting ($13,000); telephone ($800).

On a monthly basis we incur approximately $3,300 of expenses. Since we currently do not have sufficient available cash, we will continue offering our securities and borrowing from P&G to pay for our expenses. We currently have no plans or arrangements to obtain financing of debt or equity. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since the Company has no such arrangements or plans currently in effect, our inability to raise funds for the above purposes will have a severe negative impact on our ability to remain a viable company.

Currently the Company has the ability to borrow up to an additional $49,871 from P&G. As of April 30, 2014 the total outstanding principal was $76,404 and accrued interest on this note was $8,581. There can be no assurance that sufficient funds required in the future will be generated from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing stockholders.

Results of Operations

For the fiscal year ended April 30, 2014 and April 30, 2013

Revenues

The Company is in its development stage and did not generate any revenues during the fiscal years ended April 30, 2014 and April 30, 2013.

Total operating expenses

For the fiscal year ended April 30, 2014, total operating expenses were $35,890, which included professional fees in the amount of $25,264, general and administrative expenses of $7,626 and rent in the amount of $3,000. For the fiscal year ended April 30, 2013, total operating expenses were $38,845, which included rent in the amount of $3,000, professional fees in the amount of $29,723 and general and administrative expenses of $6,122. Total operating expenses decreased $2,955, or approximately 7.6%, primarily as a result of lower professional fees incurred during year end April 30, 2014.

Net loss

For the fiscal year ended April 30, 2014, the Company had net loss of $40,450, as compared to a net loss for the fiscal year ended April 30, 2013 of $42,102. For the period May 15, 2009 (inception) to April 30, 2014 the Company incurred a net loss of $127,103.

Liquidity and Capital Resources

As of April 30, 2014, the Company had a cash balance of $16,376. We do not have sufficient funds to operate for the next twelve months. There can be no assurance that additional capital will be available to the Company. As of April 30, 2014 we were indebted to P&G in the principal amount of $76,404 and accrued interest was $8,581. The amounts borrowed from P&G were used to pay audit, accounting and legal fees and SEC and state corporate filing fees. Interest is payable on the principal owed to P&G at the annual rate of 6%; interest and principal are due and payable on November 1, 2015.

We filed a registration statement with the SEC to offer and sell a maximum of 250,000 shares of common stock at a fixed price of $.20 per share. In connection with this public offering, the Company sold 225,000 shares for gross proceeds of $45,000 during year ended April 30, 2014. This offering has since been terminated.

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

Going Concern Consideration

The Company is a development stage company and has not commenced planned principal operations. The Company has no revenues and has incurred a net loss of $40,450 for the fiscal year ended April 30, 2014 and a net loss of $127,103 for the period May 15, 2009 (inception) to April 30, 2014. In addition, the Company has a working capital deficiency of $4,439 and stockholders' deficiency of $80,843 at April 30, 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

The Company believes that it will need approximately $101,500 to fund its expenses and execute its business plan over the next twelve months. There can be no assurance that additional capital will be available to us or available on terms favorable to us. If additional funds are raised by the issuance of our equity securities, such as through the issuance and exercise of warrants, then existing stockholders will experience dilution of their ownership interest. If additional funds are raised by the issuance of debt or other equity instruments, we may be subject to certain limitations in our operations, and issuance of such securities may have rights senior to those of the then existing holders of common stock. If adequate funds are not available or not available on acceptable terms, we may be unable to fund and develop our business.

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

Revenues from the sale or licensing of films is recognized upon meeting all recognition requirements of Statement of Position (SOP) 00-2 ‘‘Accounting by Producers or Distributors of Films’’. Revenue from the theatrical release of feature films is recognized at the time of exhibition based on the Company’s participation in box office receipts. Revenue from the sale of digital video disks (‘‘DVDs’’) in the retail market, net of an allowance for estimated returns and other allowances, is recognized on the later of shipment to the customer or ‘‘street date’’ (when it is available for sale by the customer). Under revenue sharing arrangements, rental revenue is recognized when the Company is entitled to receipts and such receipts are determinable. Revenue from sales to international territories is recognized when access to the feature has been granted or delivery has occurred, as required under the sales contract, and the right to exploit the feature film has commenced.

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

Item 8.  Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

WNS Studios, Inc.

We have audited the accompanying balance sheet of WNS Studios, Inc. (a Development Stage Company) (“the Company”) as of April 30, 2014 and 2013 and the related statements of operations, stockholders’ deficiency and cash flows for the years ended April 30, 2014 and 2013, and the period May 15, 2009 (inception) to April 30, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WNS Studios, Inc. at April 30, 2014 and 2013, and the results of its operations and its cash flows for the years ended April 30, 2014 and 2013, and the period May 15, 2009 (inception) to April 30, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred a net loss for the year ended April 30, 2014 and the period May 15, 2009 (inception) to April 30, 2014, has had no revenues and has a working capital deficiency and stockholders' deficiency at April 30, 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WOLINETZ, LAFAZAN & COMPANY, P.C.

Rockville Centre, New York

July 31, 2014

WNS STUDIOS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

ASSETS

	April 30, 2013	April 30, 2014

Current Assets:
Cash and Cash Equivalents	$566	$16,376

Total Current Assets	566	16,376

Total Assets	$566	$16,376

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accrued Liabilities	$17,033	$20,815

Total Current Liabilities	17,033	20,815

Long-Term Debt:
Note Payable Related Party	68,926	76,404

Total Liabilities	85,959	97,219

Commitments and Contingencies

Stockholders’ Deficiency:
Preferred Stock, $.0001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $.0001 par value; 100,000,000 shares authorized, 4,500,000 and 4,725,000 shares issued and outstanding at April 30, 2013 and April 30, 2014, respectively	450	473
Additional Paid-In Capital	810	45,787
Deficit Accumulated During the Development Stage	(86,653)	(127,103)
Total Stockholders’ Deficiency	(85,393)	(80,843)

Total Liabilities and Stockholders’ Deficiency	$566	$16,376

The accompanying notes are an integral part of these financial statements.

WNS STUDIOS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF OPERATIONS

	For the Year Ended	For the Year Ended	For the Period May 15, 2009 (Inception) to
	April 30, 2013	April 30, 2014	April 30, 2014

Revenues:	$-	$-	$-

Costs and Expenses:
Rent	3,000	3,000	28,500
Consulting Fees	-	-	9,670
Professional Fees	29,723	25,264	110,362
Other General and Administrative Expenses	6,122	7,626	20,200

Total Costs and Expenses	38,845	35,890	168,732

Loss from Operations	(38,845)	(35,890)	(168,732)

Other Income (Expense):
Extinguishment of Debt	-	-	52,894
Interest Expense	-	-	(2,685)
Interest Expense-Related Party	(3,257)	(4,559)	(8,580)

Total Other Income (Expense)	(3,257)	(4,559)	41,629

Net Loss	$(42,102)	$(40,450)	$(127,103)

Basic and Diluted Loss Per Common Share	$(0.01)	$(0.01)

Weighted Average Common Shares Outstanding	4,500,000	4,583,333

The accompanying notes are an integral part of these financial statements.

WNS STUDIOS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ DEFICIENCY

FOR THE PERIOD MAY 15, 2009 (INCEPTION) TO APRIL 30, 2014

	Common Stock		Additional Paid-in	Deficit Accumulated During the Development
	Shares	Amount	Capital	Stage	Total

Balance, May 15, 2009	-	$-	$-	$-	$-
Common Stock Issued to Founder at $.0001 per share, May 15, 2009	3,600,000	360	-	-	360
Common Stock Issued to Private Investors at $.001 per share, February 8, 2010	900,000	90	810	-	900
Net Loss for the year ended April 30, 2010	-	-	-	(29,955)	(29,955)
Balance, April 30, 2010	4,500,000	450	810	(29,955)	(28,695)
Net Loss for the year ended April 30, 2011	-	-	-	(32,840)	(32,840)
Balance, April 30, 2011	4,500,000	450	810	(62,795)	(61,535)
Net Income for the year ended April 30, 2012	-	-	-	18,244	18,244
Balance, April 30, 2012	4,500,000	450	810	(44,551)	(43,291)
Net Loss for the year ended April 30, 2013	-	-	-	(42,102)	(42,102)
Balance, April 30, 2013	4,500,000	450	810	(86,653)	(85,393)
Common Stock Issued to Investors at $.20 per share, November 2013	25,000	3	4,997	-	5,000
Common Stock Issued to Investors at $.20 per share, December 2013	100,000	10	19,990	-	20,000
Common Stock Issued to Investors at $.20 per share, January 2014	62,500	6	12,494	-	12,500
Common Stock Issued to Investors at $.20 per share, February 2014	25,000	3	4,997	-	5,000
Common Stock Issued to Investors at $.20 per share, March 2014	12,500	1	2,499	-	2,500
Net Loss for the year ended April 30, 2014	-	-	-	(40,450)	(40,450)

Balance, April 30, 2014	4,725,000	$473	$45,787	$(127,103)	$(80,843)

The accompanying notes are an integral part of these financial statements.

WNS STUDIOS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

	For the Year Ended	For the Year Ended	For the Period May 15, 2009 (Inception) to
	April 30, 2013	April 30, 2014	April 30, 2014

Cash Flows from Operating Activities:
Net Loss	$(42,102)	$(40,450)	$(127,103)
Extinguishment of Debt	-	-	(52,894)
Adjustments to Reconcile Net Loss to
Net Cash (Used) in Operating Activities:
Increase in Accrued Liabilities	6,108	3,782	32,680

Net Cash (Used) in Operating Activities	(35,994)	(36,668)	(147,317)

Cash Flows from Investing Activities:	-	-	-

Cash Flows from Financing Activities:
Proceeds from Sale of Common Stock	-	45,000	46,260
Proceeds of Note Payable-Related Party	35,793	7,478	76,404
Proceeds from Loans Payable	-	-	41,029

Net Cash Provided by Financing Activities	35,793	52,478	163,693

Increase (Decrease) in Cash	(201)	15,810	16,376

Cash and Cash Equivalents – Beginning of Period	767	566	-

Cash and Cash Equivalents – End of Period	$566	$16,376	$16,376

Supplemental Cash Flow information:
Interest Paid	$-	$-	$-
Income Taxes Paid	$-	$-	$-

Supplemental disclosure of non cash financing activities: Memorialization of Loan Payable to Note Payable	$-	$-	$24,644

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

Advertising Costs

Advertising costs will be charged to operations when incurred. The Company did not incur any advertising costs during the period May 15, 2009 (inception) to April 30, 2014.

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

Loss Per Share

The computation of loss per share is based on the weighted average number of common shares outstanding during the period presented. Diluted loss per common share is the same as basic loss per common share as there are no potentially dilutive securities outstanding (options and warrants).

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

Research and Development

Research and development costs will be charged to expense as incurred. The Company did not incur any research and development costs during the period May 15, 2009 (inception) to April 30, 2014.

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

Recent Accounting Pronouncements

On June 10, 2014, the Financial Accounting Standards Board (FASB) issued a new accounting standard that reduces some of the disclosure and reporting requirements for development stage entities. The change will be effective for interim and annual reporting periods beginning after December 15, 2014. As of such date, among other things, development stage entities will no longer be required to report inception-to-date information.

Management does not believe there would have been a material effect on the accompanying financial statements had any recently issued, but not yet effective, accounting standards been adopted in the current period.

WNS STUDIOS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 2 - Going Concern

The Company is a development stage company and has not commenced planned principal operations. The Company has no revenues and has incurred a net loss of $40,450 for the year ended April 30, 2014 and a net loss of $127,103 for the period May 15, 2009 (inception) to April 30, 2014. In addition, the Company has a working capital deficiency of $4,439 and stockholders' deficiency of $80,843 at April 30, 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company is attempting to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof. On November 1, 2011, the Company began borrowing funds from P&G Holdings LLC., an entity of which Moses Gross, the Company’s CEO, has a 33% ownership interest under the terms of a note whereby the borrowing cannot exceed $126,275. As of April 30, 2014 the Company has an outstanding balance of $76,404 (see Note 7). In addition, the Company has raised $45,000 in proceeds during the year ended April 30, 2014 for the issuance of common stock (See Note 4). There can be no assurances that the Company will be able to raise the additional funds it requires.

NOTE 3 - Income Taxes

At April 30, 2014, the Company had available a net-operating loss carry-forward of $127,103, which may be applied against future taxable income, if any, at various times through 2034. Certain significant changes in ownership of the Company may restrict the future utilization of these tax loss carry-forwards.

At April 30, 2014, the Company has a deferred tax asset of approximately $68,000 representing the benefit of its net operating loss carry-forward. The Company has not recognized the tax benefit because realization of the tax benefit is uncertain and thus a valuation allowance has been fully provided against the deferred tax asset. The difference between the Federal Statutory Rate of 34% with the combined state and local tax rate of 20% and the Company’s effective tax rate of 0% is due to an increase in the valuation allowance of approximately $21,000 for the year ended April 30, 2014.

WNS STUDIOS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 4 - Common Stock

On May 15, 2009 the Company issued 3,600,000 shares of common stock to its Founder for $360.

On February 8, 2010 the Company sold 900,000 shares of common stock to private investors at $.001 per share for gross proceeds of $900.

On August 29, 2013, the Company filed a Form S-1 Registration Statement in connection with a public offering to sell a maximum of 250,000 shares of common stock at $0.20 per share for gross proceeds of $50,000. The S-1 Registration Statement became effective on November 4, 2013. In connection with this public offering, the Company sold 225,000 shares for gross proceeds of $45,000 during the year ended April 30, 2014. This offering has since been terminated.

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

NOTE 6 - Note and Loans Payable

During the period from May 15, 2009 (inception) through April 30, 2011 and the six months ended October 31, 2011, the Company borrowed $24,644 and $3,150 respectively, from Shmuel's Hatzlacha Consulting, Inc., owned and operated by Shmuel Shneibalg (see Notes 8 and 9). These loans were payable on demand and bear interest at 6% per annum.

On October 1, 2010 loans payable aggregating $24,644 were memorialized as a demand promissory note. The note bears interest at 6% per annum. At April 30, 2011, accrued interest on this debt was $1,851.

On November 1, 2011 all amounts owed were discharged and agreements terminated pursuant to a general release agreement (see Note 11).

NOTE 7 - Note Payable – Related Party

On November 1, 2011 the Company issued a promissory note to P&G Holding LLC, an entity that is 33% owned by Moses Gross, the Company’s CEO and significant stockholder. The note bears interest at 6% per annum and is due November 1, 2015. Under the terms of the note, the Company may borrow from P&G, from time to time, any amount in increments of up to $100,000, however that the aggregate principal amount outstanding under the note shall not exceed $126,275. As of April 30, 2014 and 2013, the total outstanding principal was $ 76,404 and $68,926 respectively and accrued interest on this note was $8,581 and $4,021 respectively.

Maturities of this debt are as follows:

April 30, 2015	-
November 1, 2015	76,404
$76,404

WNS STUDIOS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

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

NOTE 9 - Office Service Agreement

On May 16, 2009, the Company entered into an office service agreement, calling for rent payments of $700 per month, on a month to month basis. This agreement was with SE Executive Suites, Inc. an entity owned and operated by Shmuel Shneibalg (see Notes 6 and 8). The agreement was personally guaranteed by the former CEO of the Company. Included in accrued liabilities was $16,100 at April 30, 2011, regarding amounts owed on this agreement. On November 1, 2011 this agreement was terminated and all amounts owed were discharged pursuant to a general release agreement (see Note 11).

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

NOTE 13 - Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were issued and up to the time of filing of the financial statements with the Securities and Exchange Commission.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There were no disagreements with accountants on accounting and financial disclosure of a type described in Item 304 (a)(1)(iv) or any reportable event as described in Item 304 (a)(1)(v) of Regulation S-K.

Item 9A. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of April 30, 2014, the end of the period covered by this annual report, has concluded that our disclosure controls and procedures were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting at April 30, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment under those criteria, management has determined that, as of April 30, 2014, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Set forth below are the names, ages and present principal occupations or employment, and material occupations, positions, offices or employments for the past five years of our current directors and executive officers.

Name and Business Address	Age	Position
Moses Gross	38	President, Chief Executive Officer, Treasurer, Secretary and Director

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

Mr. Gross serves, at the pleasure of the board of directors, for a term of one year and until the successor is elected at the annual meeting of the board of directors and is qualified.

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

Name and principal position (a)	Year(b)	Salary($) (c)	Bonus($) (d)	Stock Awards ($) (e)	Option Awards($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total($) (j)

Moses Gross President,	2014
Chief Executive Officer, Treasurer	2013

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of July 28, 2014, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each executive officer and director of our Company; and (iii) all executive officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 4,725,000 shares of our common stock issued and outstanding as of July 28, 2014. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock. Unless otherwise indicated, the address of each person listed is c/o WNS Studios, Inc., 3811 13th Avenue, Brooklyn, New York 11218.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Moses Gross	3,600,000	76%

Directors and officers as a group (1 person)	3,600,000	76%

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On November 1, 2011 we entered into a Promissory Note with P&G which is owned 33% by Mr. Gross, our sole officer and director. Pursuant to the note, we have the right to borrow up to $126,275 from P&G. The principal and accrued interest at the rate of 6% are due and payable on November 1, 2015. As of April 30, 2014 the total outstanding principal was $76,404 and accrued interest on this note was $8,581. We have currently borrowed an aggregate of $76,404 from P&G.

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

Item 14. Principal Accounting Fees and Services.

Our principal independent accountant is Wolinetz, Lafazan & Company, P.C. Their pre-approved fees billed to the Company are set forth below:

	Fiscal Year Ended April 30, 2014	Fiscal Year Ended April 30, 2013
Audit Fees	$13,000	$13,000
Audit Related Fees	$3,000	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

As of April 30, 2014, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant. The Company does not have an audit committee. The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

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

__________________

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

WNS STUDIOS, INC.

Dated: July 31, 2014	By:	/s/ Moses Gross
	Name:	Moses Gross
	Title:	President, Chief Executive Officer, Treasurer and a director (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 31, 2014	By:	/s/ Moses Gross
	Name:	Moses Gross
	Title:	President, Chief Executive Officer, Treasurer and a director (Principal Executive, Financial and Accounting Officer)

