Form 10-Q
period 2014-07-31
WNS Studios, Inc.
filed 2014-09-12
CIK 1510333

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 000-54347

WNS STUDIOS, INC.
(Exact name of registrant as specified in its charter)

3811 13th Avenue

Brooklyn, NY 11218

(Address of principal executive offices) (Zip Code)

(718) 907-4105

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes   ☐ No

There were 4,725,000 shares of common stock, $0.0001 par value, of the issuer issued and outstanding as of September 10, 2014.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WNS STUDIOS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEET

	April 30, 2014	July 31, 2014
		(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$16,376	$12,151

Total Current Assets	16,376	12,151

Total Assets	$16,376	$12,151

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accrued Liabilities	$20,815	$29,829

Total Current Liabilities	20,815	29,829

Long-Term Debt:
Note Payable Related Party	76,404	76,404

Total Liabilities	97,219	106,233

Commitments and Contingencies

Stockholders’ Deficiency:
Preferred Stock, $.0001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $.0001 par value; 100,000,000 shares authorized, 4,725,000 shares issued and outstanding	473	473
Additional Paid-In Capital	45,787	45,787
Deficit Accumulated During the Development Stage	(127,103)	(140,342)
Total Stockholders’ Deficiency	(80,843)	(94,082)

Total Liabilities and Stockholders’ Deficiency	$16,376	$12,151

The accompanying notes are an integral part of these financial statements.

WNS STUDIOS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Period May 15, 2009 (Inception) to
	July 31, 2013	July 31, 2014	July 31, 2014

Revenues:	$-	$-	$-

Costs and Expenses:
Rent	750	750	29,250
Consulting Fees	-	-	9,670
Professional Fees	8,224	9,778	120,140
Other General and Administrative Expenses	2,036	1,565	21,765

Total Costs and Expenses	11,010	12,093	180,825

Loss from Operations	(11,010)	(12,093)	(180,825)

Other Income (Expense):
Extinguishment of Debt	-	-	52,894
Interest Expense	-	-	(2,685)
Interest Expense-Related Party	(1,121)	(1,146)	(9,726)

Total Other Income (Expense)	(1,121)	(1,146)	40,483

Net Loss	$(12,131)	$(13,239)	$(140,342)

Basic and Diluted Loss Per Common Share	$(0.00)	$(0.00)

Weighted Average Common Shares
Outstanding	4,500,000	4,725,000

The accompanying notes are an integral part of these financial statements.

WNS STUDIOS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Period May 15, 2009 (Inception) to
	July 31, 2013	July 31, 2014	July 31, 2014

Cash Flows from Operating Activities:
Net Loss	$(12,131)	$(13,239)	$(140,342)
Extinguishment of Debt	-	-	(52,894)
Adjustments to Reconcile Net Loss to
Net Cash (Used) in Operating Activities:
Increase in Accrued Liabilities	4,266	9,014	41,694

Net Cash (Used) in Operating Activities	(7,865)	(4,225)	$(151,542)

Cash Flows from Investing Activities:

Cash Flows from Financing Activities:
Proceeds from Sale of Common Stock	-	-	46,260
Proceeds of Note Payable-Related Party	7,478	-	76,404
Proceeds from Loans Payable	-	-	41,029

Net Cash Provided by Financing Activities	7,478	-	163,693

Increase (Decrease) in Cash	(387)	(4,225)	12,151

Cash and Cash Equivalents – Beginning of Period	566	16,376	-

Cash and Cash Equivalents – End of Period	$179	$12,151	$12,151

Supplemental Cash Flow information:
Interest Paid	$-	$-	$-
Income Taxes Paid	$-	$-	$-

Supplemental disclosure of non cash financing activities: Memorialization of Loan Payable to Note Payable	$-	$-	$24,644

The accompanying notes are an integral part of these financial statements.

WNS STUDIOS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 – Origination and Basis of Presentation

WNS Studios, Inc. (“the Company”) was incorporated on May 15, 2009 under the laws of the State of Nevada. The Company has not yet generated revenues from planned principal operations and is considered a development stage company. The Company intends to promote, sell and distribute films for studios. There is no assurance, however, that the Company will achieve its objectives or goals.

In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information set forth therein. These financial statements are condensed and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed financial statements should be read in conjunction with the Company’s April 30, 2014 audited financial statements and notes on Form 10-K filed on August 1, 2014.

Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.

The Company is a development stage company and has not commenced planned principal operations. The Company has no revenues and incurred a net loss of $13,239 for the quarter ended July 31, 2014 and a net loss of $140,342 for the period May 15, 2009 (inception) to July 31, 2014. In addition, the Company had a working capital deficiency of $17,678 and stockholders' deficiency of $94,082 at July 31, 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company is attempting to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof. On November 1, 2011, the Company began borrowing funds from P&G Holdings LLC., an entity of which Moses Gross, the Company’s CEO, has a 33% ownership interest under the terms of a note whereby the borrowing cannot exceed $126,275. As of July31, 2014 the Company has an outstanding balance of $76,404 (see Note 3). The Company recently raised capital through a public offering of its common stock (see Note 5).

WNS STUDIOS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 – Summary of Significant Accounting Policies

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

NOTE 3 – Note Payable – Related Party

On November 1, 2011 the Company issued a promissory note to P&G Holdings LLC, an entity that is 33% owned by Moses Gross, the Company’s CEO and significant stockholder. The note bears interest at 6% per annum and is due November 1, 2015. Under the terms of the note, the Company may borrow from P&G, from time to time, any amount in increments of up to $100,000, however that the aggregate principal amount outstanding under the note shall not exceed $126,275. As of July31, 2014 the total outstanding principal was $ 76,404 and accrued interest on this note was $9,726 which is included in accrued liabilities. Interest expense on this note was $1,146 and $1,121 for the quarter ended July31, 2014 and July31, 2013, respectively.

Maturities of this debt are as follows:

July31, 2015	-
November 1, 2015	76,404
$76,404

NOTE 4 – Preferred Stock

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

NOTE 5 – Common Stock

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

NOTE 6 – Changes in Management and Ownership

On November 14, 2011, the board appointed Moses Gross as an officer and a member of the board and elected Moses Gross as President and Chief Executive Officer.

On November 14, 2011 YehoshuaLustig resigned from all his positions within the Company.

On November 14, 2011 David Leifer resigned from all his positions within the Company.

On November 14, 2011 YehoshuaLustig sold 3,600,000 shares of common stock to Moses Gross for $3,600 in a private transaction.

NOTE 7 – Termination of Agreements

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

NOTE 8 – Commitments and Contingencies

On November 1, 2011, the Company entered into a two year lease agreement for office space, calling for rent payments of $250 per month. As of November 1, 2013 the Company is renting space on a month to month basis at the same rate of $250 per month.

NOTE 9 – Subsequent Events

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

On August 29, 2013, we filed a registration statement with the SEC to offer and sell a maximum of 250,000 shares of common stock at a fixed price of $.20 per share. In connection with this public offering, the Company sold an aggregate of 225,000 shares for gross proceeds of $45,000 during the quarter ended April 30, 2014. The offering has since been terminated.

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

During the next 12 months we estimate that we will need a minimum of $101,500 for the following: website ($12,500); marketing ($20,000); travel ($10,000); rent ($12,000) and costs of operating as a public company (legal $25,000; accounting $22,000).

If we are not successful and do not commence operations, we estimate that we will need no less than $24,000, or approximately $2,000 on a monthly basis, for the following expenses: rent ($3,000)); legal ($7,200); accounting ($13,000); telephone ($800).

On a monthly basis we incur approximately $3,300 of expenses. Since we currently do not have sufficient available cash, we will continue borrowing from P&G to pay for our expenses. We currently have no plans or arrangements to obtain financing through private offerings of debt or equity. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since the Company has no such arrangements or plans currently in effect, our inability to raise funds for the above purposes will have a severe negative impact on our ability to remain a viable company.

Currently the Company has the ability to borrow up to an additional $49,871 from P&G. As of July 31, 2014, the total outstanding principal was $76,404 and accrued interest on this loan was $9,726. There can be no assurance that sufficient funds required in the future will be generated from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing stockholders.

Results of Operations

For the three months ended July 31, 2014 and July 31, 2013

Revenues

The Company is in its development stage and did not generate any revenues during the three months ended July 31, 2014 and July 31, 2013.

Total operating expenses

For the three months ended July 31, 2014, total operating expenses were $12,093, which included professional fees of $9,778, general and administrative expenses of $1,565 and rent of $750. For the three months ended July 31, 2013, total operating expenses were $11,010, which included rent in the amount of $750, professional fees in the amount of $8,224 and general and administrative expenses of $2,036. The amount of operating expenses increased approximately 10% primarily as a result of the increase in professional fees.

Net loss

For the three months ended July 31, 2014 the Company had a net loss of $13,239, as compared to a net loss of $12,131 for the three months ended July 31, 2013. For the period May 15, 2009 (inception) to July 31, 2014 the Company incurred a net loss of $140,342.

Liquidity and Capital Resources

As of July 31, 2014, the Company had a cash balance of $12,151. We do not have sufficient funds to operate for the next twelve months. There can be no assurance that additional capital will be available to the Company. As of July 31, 2014, the total outstanding principal amount on the note to P&G was $76,404 and accrued interest on the note was $9,726. Interest is payable on the principal owed to P&G at the annual rate of 6%; interest and principal are due and payable on November 1, 2015.

On August 29, 2013, we filed a registration statement with the SEC to offer and sell a maximum of 250,000 shares of common stock at a fixed price of $0.20 per share. In connection with this public offering, the Company sold 225,000 shares for gross proceeds of $45,000 during the year ended April 30, 2014. This offering has since been terminated.

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

Going Concern Consideration

The Company is a development stage company and has not commenced planned principal operations. The Company has no revenues and incurred a net loss of $13,239 for the quarter ended July 31, 2014 and a net loss of $140,342 for the period May 15, 2009 (inception) to July 31, 2014. In addition, the Company had a working capital deficiency of $17,678 and stockholders' deficiency of $94,082 at July 31, 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of July 31, 2014, the end of the period covered by this report and have concluded that our disclosure controls and procedures were effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

Changes in Internal Controls over Financial Reporting

During the quarter ended July 31, 2014, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

______________

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

WNS STUDIOS, INC..

Dated: September 12, 2014	By:	/s/ Moses Gross
	Name:	Moses Gross
	Title:	President, Chief Executive Officer, Treasurer and a director
(Principal Executive, Financial and Accounting Officer)

