Form 10-Q/A
period 2012-07-31
WNS Studios, Inc.
filed 2014-09-22
CIK 1510333

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number 000-54347

WNS STUDIOS, INC.
(Exact name of registrant as specified in its charter)

3811 13th Avenue

Brooklyn, NY 11218

 (Address of principal executive offices) (Zip Code)

(718) 907-4105

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes ☐ No

There were 4,725,000 shares of common stock, $0.0001 par value, of the issuer issued and outstanding as of September 22, 2014.

Explanatory Note

WNS Studios, Inc. (the "Company") is filing this amendment on Form 10-Q/A to its Quarterly Report on Form 10-Q for the quarter ended July 31, 2012 which was filed with the Securities and Exchange Commission on September 13, 2012 (the "Original Quarterly Report"). We are amending said Report for the sole purpose of indicating that WNS Studios is a shell company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended. This Form 10-Q/A does not modify or update disclosures presented in the Original Quarterly Report except as specifically reflected herein. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Quarterly Report, including any amendments to those filings. However, this Form 10-Q/A includes Exhibits 31.1 and 32.1, new certifications by the Company’s Chief Executive Officer and Chief Financial Officer as required by Rule 12b-15.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Plan of Operation

Under SEC Rule 12b-2 under the Securities Act of 1933, as amended, we are defined as a “shell company,” because we have no or nominal assets (other than cash) and no or nominal operations. Notwithstanding, we intend to comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended.

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNS STUDIOS, INC.

Dated: September 22, 2014	By:	/s/ Moses Gross
	Name:	Moses Gross
	Title:	President, Chief Executive Officer, Treasurer and a director
(Principal Executive, Financial and Accounting Officer)