Form 10-Q/A
period 2012-10-31
WNS Studios, Inc.
filed 2014-09-22
CIK 1510333

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

Explanatory Note

WNS Studios, Inc. (the "Company") is filing this amendment on Form 10-Q/A to its Quarterly Report on Form 10-Q for the quarter ended October 31, 2012 which was filed with the Securities and Exchange Commission on December 10, 2012 (the "Original Quarterly Report"). We are amending said Report for the sole purpose of indicating that WNS Studios is a shell company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended. This Form 10-Q/A does not modify or update disclosures presented in the Original Quarterly Report except as specifically reflected herein. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Quarterly Report, including any amendments to those filings. However, this Form 10-Q/A includes Exhibits 31.1 and 32.1, new certifications by the Company’s Chief Executive Officer and Chief Financial Officer as required by Rule 12b-15.

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