Form 10-Q/A
period 2013-01-31
WNS Studios, Inc.
filed 2014-09-22
CIK 1510333

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Explanatory Note

WNS Studios, Inc. (the "Company") is filing this amendment on Form 10-Q/A to its Quarterly Report on Form 10-Q for the quarter ended January 31, 2013 which was filed with the Securities and Exchange Commission on March 14, 2013 (the "Original Quarterly Report"). We are amending said Report for the sole purpose of indicating that WNS Studios is a shell company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended. This Form 10-Q/A does not modify or update disclosures presented in the Original Quarterly Report except as specifically reflected herein. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Quarterly Report, including any amendments to those filings. However, this Form 10-Q/A includes Exhibits 31.1 and 32.1, new certifications by the Company’s Chief Executive Officer and Chief Financial Officer as required by Rule 12b-15.

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