Form 10-Q
period 2014-10-31
WNS Studios, Inc.
filed 2014-12-12
CIK 1510333

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

There were 4,505,000 shares of common stock, $0.0001 par value, of the issuer issued and outstanding as of December 10, 2014.

2

Item 1. Financial Statements

WNS STUDIOS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEET

	April 30, 2014	October 31, 2014
		(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$16,376	$1,501

Total Current Assets	16,376	1,501

Total Assets	$16,376	$1,501

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accrued Liabilities	$20,815	$26,706

Total Current Liabilities	20,815	26,706

Long-Term Debt:
Note Payable Related Party	76,404	76,404

Total Liabilities	97,219	103,110

Commitments and Contingencies

Stockholders’ Deficiency:
Preferred Stock, $.0001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $.0001 par value; 100,000,000 shares authorized, 4,725,000 shares issued and outstanding	473	473
Additional Paid-In Capital	45,787	45,787
Deficit Accumulated During the Development Stage	(127,103)	(147,869)
Total Stockholders’ Deficiency	(80,843)	(101,609)

Total Liabilities and Stockholders’ Deficiency	$16,376	$1,501

The accompanying notes are an integral part of these financial statements.

WNS STUDIOS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

	For the	For the	For the	For the	For the Period
	Six Months Ended	Six Months Ended	Three Months Ended	Three Months Ended	May 15, 2009 (Inception) to
	October 31, 2013	October 31, 2014	October 31, 2013	October 31, 2014	October 31, 2014

Revenues:	$-	$-	$-	$-	$-

Costs and Expenses:
Rent	1,500	1,500	750	750	30,000
Consulting Fees	-	-	-	-	9,670
Professional Fees	17,664	14,028	9,440	4,250	124,390
Other General and Administrative Expenses	3,728	2,946	1,692	1,381	23,146

Total Costs and Expenses	22,892	18,474	11,882	6,381	187,206

Loss from Operations	(22,892)	(18,474)	(11,882)	(6,381)	(187,206)

Other Income (Expense):
Extinguishment of Debt	-	-	-	-	52,894
Interest Expense	-	-	-	-	(2,685)
Interest Expense-Related Party	(2,267)	(2,292)	(1,146)	(1,146)	(10,872)

Total Other Income (Expense)	(2,267)	(2,292)	(1,146)	(1,146)	39,337

Net Loss	$(25,159)	$(20,766)	$(13,028)	$(7,527)	$(147,869)

Basic and Diluted Loss Per Common Share	$(0.01)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares
Outstanding	4,500,000	4,725,000	4,500,000	4,725,000

The accompanying notes are an integral part of these financial statements.

WNS STUDIOS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

			For the Period
	For the	For the	May 15, 2009
	Six Months Ended	Six Months Ended	(Inception) to
	October 31, 2013	October 31, 2014	October 31, 2014

Cash Flows from Operating Activities:
Net Loss	$(25,159)	$(20,766)	$(147,869)
Extinguishment of Debt	-	-	(52,894)
Adjustments to Reconcile Net Loss to Net Cash (Used) in Operating Activities:
Increase in Accrued Liabilities	17,294	5,891	38,571

Net Cash (Used) in Operating Activities	(7,865)	(14,875)	$(162,192)

Cash Flows from Investing Activities:	-	-	-

Cash Flows from Financing Activities:
Proceeds from Sale of Common Stock	-	-	46,260
Proceeds of Note Payable-Related Party	7,478	-	76,404
Proceeds from Loans Payable	-	-	41,029

Net Cash Provided by Financing Activities	7,478	-	163,693

Increase (Decrease) in Cash	(387)	(14,875)	1,501

Cash and Cash Equivalents – Beginning of Period	566	16,376	-

Cash and Cash Equivalents – End of Period	$179	$1,501	$1,501

Supplemental Cash Flow information:
Interest Paid	$-	$-	$-
Income Taxes Paid	$-	$-	$-

Supplemental disclosure of non cash financing activities: Memorialization of Loan Payable to Note Payable	$-	$-	$24,644

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

The Company is a development stage company and has not commenced planned principal operations. The Company had no revenues and incurred a net loss of $20,766 for the six months ended October 31, 2014 and a net loss of $147,869 for the period May 15, 2009 (inception) to October 31, 2014. In addition, the Company had a working capital deficiency of $25,205 and stockholders' deficiency of $101,609 at October 31, 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company is attempting to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof. On November 1, 2011, the Company began borrowing funds from P&G Holdings LLC., an entity of which Moses Gross, the Company’s CEO, has a 33% ownership interest under the terms of a note whereby the borrowing cannot exceed $126,275. As of October 31, 2014 the Company has an outstanding balance of $76,404 (see Note 3). During the year ended April 30, 2014, the Company raised capital through a public offering of its common stock (see Note 5).

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

NOTE 3 - Note Payable – Related Party

On November 1, 2011 the Company issued a promissory note to P&G Holdings LLC, an entity that is 33% owned by Moses Gross, the Company’s CEO and significant stockholder. The note bears interest at 6% per annum and is due November 1, 2015. Under the terms of the note, the Company may borrow from P&G, from time to time, any amount in increments of up to $100,000, however that the aggregate principal amount outstanding under the note shall not exceed $126,275. As of April 30, 2014 and October 31, 2014 the total outstanding principal was $76,404 and accrued interest on this note was $8,581 and $10,872 respectively, which is included in accrued liabilities. Interest expense on this note was $1,146 for the quarters ended October 31, 2014 and October 31, 2013.

NOTE 4 - Preferred Stock

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

NOTE 5 - Common Stock

On May 15, 2009 the Company issued 3,600,000 shares of common stock to its Founder for $360.

On February 8, 2010 the Company sold 900,000 shares of common stock to private investors at $.001 per share for gross proceeds of $900.

On August 29, 2013, the Company filed a Form S-1 Registration Statement in connection with a public offering to sell a maximum of 250,000 shares of common stock at $0.20 per share. The S-1 Registration Statement became effective on November 4, 2013. In connection with this public offering, the Company sold 225,000 shares for gross proceeds of $45,000 during the year ended April 30, 2014. This offering has since been terminated.

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

NOTE 9 – Subsequent Events

During November 2014, the Company borrowed an additional $1,500 on the Note Payable Related Party, increasing the balance owed to $77,904 (See Note 3).

In December 2014, the Company’s Board of Directors authorized the cancellation of 220,000 shares of common stock previously issued in error.

PART I. FINANCIAL INFORMATION

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

On August 29, 2013 we filed a registration statement with the SEC to offer and sell a maximum of 250,000 shares of common stock at a fixed price of $.20 per share. In connection with this public offering, the Company sold an aggregate of 225,000 shares for gross proceeds of $45,000 during the year ended April 30, 2014. The offering has since been terminated.

The Company has no arrangement to finance its planned operations through the offering of debt or equity securities to private investors.

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

During the next 12 months we estimate that we will need a minimum of $42,000 to utilize for website ($5,000); marketing ($5,000); travel ($5,000); rent ($3,000) and costs of operating as a public company (legal $10,000; accounting $14,000).

If we are not successful and do not commence operations, we estimate that we will need no less than $24,120, or approximately $2,010 on a monthly basis, for rent ($3,000 ($250 per month)); legal ($12,000); accounting ($8,000); telephone $720 ($60 per month) and miscellaneous ($400).

On a monthly basis we incur approximately $3,500 of expenses. Since we currently do not have sufficient available cash, we will continue borrowing from P&G to pay for our expenses. We currently have no plans or arrangements to obtain financing through private offerings of debt or equity. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since the Company has no such arrangements or plans currently in effect, our inability to raise funds for the above purposes will have a severe negative impact on our ability to remain a viable company.

Currently the Company has the ability to borrow up to $126,275 from P&G. As of October 31, 2014, we borrowed $76,404 from P&G. There can be no assurance that sufficient funds required in the future will be generated from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing stockholders.

Results of Operations

For the three months ended October 31, 2014 and October 31, 2013

Revenues

The Company is in its development stage and did not generate any revenues during the three months ended October 31, 2014 and October 31, 2013.

Total operating expenses

For the three months ended October 31, 2014, total operating expenses were $6,381, which included rent in the amount of $750, professional fees in the amount of $4,250 and general and administrative expenses of $1,381. For the three months ended October 31, 2013, total operating expenses were $11,882, which included professional fees of $9,440, rent of $750 and general and administrative expenses of $1,692. The amount of operating expenses decreased $5,501, or approximately 46%, primarily as a result of the decrease in professional fees.

Net loss

For the three months ended October 31, 2014, the Company had a net loss of $7,527, as compared to a net loss for the three months ended October 31, 2013 of $13,028. For the period May 15, 2009 (inception) to October 31, 2014 the Company incurred a net loss of $147,869.

For the six months ended October 31, 2014 and October 31, 2013

Revenues

The Company is in its development stage and did not generate any revenues during the six months ended October 31, 2014 and October 31, 2013.

Total operating expenses

For the six months ended October 31, 2014, total operating expenses were $18,474, which included rent in the amount of $1,500, professional fees in the amount of $14,028 and general and administrative expenses of $2,946. For the six months ended October 31, 2013, total operating expenses were $22,892, which included professional fees of $17,664, rent of $1,500 and general and administrative expenses of $3,728.

Net loss

For the six months ended October 31, 2014, the Company had a net loss of $20,766, as compared to a net loss for the six months ended October 31, 2013 of $25,159.

Liquidity and Capital Resources

As of October 31, 2014, the Company had a cash balance of $1,501. We do not have sufficient funds to operate for the next twelve months. There can be no assurance that additional capital will be available to the Company. As of October 31, 2014 we were indebted to P&G in the principal amount of $76,404 and accrued interest was $10,872. Interest is payable on the principal owed to P&G at the annual rate of 6%; interest and principal are due and payable on November 1, 2015.

On August 29, 2013 we filed a registration statement with the SEC to offer and sell a maximum of 250,000 shares of common stock at a fixed price of $.20 per share. In connection with this public offering, the Company sold an aggregate of 225,000 shares for gross proceeds of $45,000 during the year ended April 30, 2014. The offering has since been terminated.

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

Going Concern Consideration

The Company is a development stage company and has not commenced planned principal operations. The Company had no revenues and incurred a net loss of $20,766 for the six months ended October 31, 2014 and a net loss of $147,869 for the period May 15, 2009 (inception) to October 31, 2014. In addition, the Company had a working capital deficiency of $25,205 and stockholders' deficiency of $101,609 at October 31, 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

The Company believes that it will need approximately $42,000 to fund its expenses and execute its business plan over the next twelve months. There can be no assurance that additional capital will be available to us or available on terms favorable to us. If additional funds are raised by the issuance of our equity securities, such as through the issuance and exercise of warrants, then existing stockholders will experience dilution of their ownership interest. If additional funds are raised by the issuance of debt or other equity instruments, we may be subject to certain limitations in our operations, and issuance of such securities may have rights senior to those of the then existing holders of common stock. If adequate funds are not available or not available on acceptable terms, we may be unable to fund and develop our business.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of October 31, 2014, the end of the period covered by this report and have concluded that our disclosure controls and procedures were effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

Changes in Internal Controls over Financial Reporting

During the quarter ended October 31, 2014, there was no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sale of Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other information

On December 3, 2014 the Board of Directors of the Company authorized the cancellation of an aggregate of 220,000 shares of common stock held by eleven shareholders as these shares were issued in error.

Item 6. Exhibits

Exhibit No.	Description

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNS STUDIOS, INC.

Dated: December 12, 2014	By:	/s/ Moses Gross
	Name:	Moses Gross
	Title:	President, Chief Executive Officer, Treasurer and a Director
(Principal Executive, Financial and Accounting Officer)

