Form 10-Q
period 2015-01-31
WNS Studios, Inc.
filed 2015-03-13
CIK 1510333

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to___________

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

There were 4,505,000 shares of common stock, $0.0001 par value, of the issuer issued and outstanding as of March 12, 2015.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WNS STUDIOS, INC.
CONDENSED BALANCE SHEET

	April 30, 2014	January 31, 2015
		(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$16,376	$247

Total Current Assets	16,376	247

Total Assets	$16,376	$247

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accrued Liabilities	$20,815	$31,305
Note Payable Related Party	-	77,904

Total Current Liabilities	20,815	109,209

Long-Term Debt:
Note Payable Related Party	76,404	-

Total Liabilities	97,219	109,209

Commitments and Contingencies

Stockholders’ Deficiency:
Preferred Stock, $.0001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $.0001 par value; 100,000,000 shares authorized, 4,725,000 and 4,505,000 shares issued and outstanding at April 30, 2014 and January 31, 2015, respectively	473	451
Additional Paid-In Capital	45,787	45,809
Accumulated Deficit	(127,103)	(155,222)
Total Stockholders’ Deficiency	(80,843)	(108,962)

Total Liabilities and Stockholders’ Deficiency	$16,376	$247

The accompanying notes are an integral part of these financial statements.

WNS STUDIOS, INC.
CONDENSED STATEMENT OF OPERATIONS
(Unaudited)

	For the Nine Months Ended	For the Nine Months Ended	For the Three Months Ended	For the Three Months Ended
	January 31, 2014	January 31, 2015	January 31, 2014	January 31, 2015

Revenues:	$-	$-	$-	$-

Costs and Expenses:
Rent	2,250	2,250	750	750
Professional Fees	21,814	18,258	4,150	4,230
Other General and Administrative Expenses	5,358	4,157	1,630	1,211

Total Costs and Expenses	29,423	24,665	6,530	6,191

Loss from Operations	(29,423)	(24,665)	(6,530)	(6,191)

Other Income (Expense):
Interest Expense-Related Party	(3,413)	(3,454)	(1,146)	(1,162)

Total Other Income (Expense)	(3,413)	(3,454)	(1,146)	(1,162)

Net Loss	$(32,836)	$(28,119)	$(7,676)	$(7,353)

Basic and Diluted Loss Per Common Share	$(0.01)	$(0.01)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	4,528,080	4,676,111	4,584,239	4,578,333

The accompanying notes are an integral part of these financial statements.

WNS STUDIOS, INC.
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended	For the Nine Months Ended
	January 31, 2014	January 31, 2015

Cash Flows from Operating Activities:
Net Loss	$(32,836)	$(28,119)
Extinguishment of Debt
Adjustments to Reconcile Net Loss to Net Cash (Used) in Operating Activities:
Increase in Accrued Liabilities	112	10,490

Net Cash (Used) in Operating Activities	(32,724)	(17,629)

Cash Flows from Investing Activities:	-	-

Cash Flows from Financing Activities:
Proceeds from Sale of Common Stock	37,500	-
Proceeds of Note Payable-Related Party	7,478	1,500

Net Cash Provided by Financing Activities	44,978	1,500

Increase (Decrease) in Cash	12,254	(16,129)

Cash and Cash Equivalents – Beginning of Period	566	16,376

Cash and Cash Equivalents – End of Period	$12,820	$247

Supplemental Cash Flow information:
Interest Paid	$-	$-
Income Taxes Paid	$-	$-

Non-cash investing and finance activities:
Cancellation of 220,000 shares of common stock by the company	$-	$22

The accompanying notes are an integral part of these financial statements.

WNS STUDIOS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 – Origination and Basis of Presentation

WNS Studios, Inc. (“the Company”) was incorporated on May 15, 2009 under the laws of the State of Nevada. The Company has not yet generated revenues from planned principal operations. The Company intends to promote, sell and distribute films for studios. There is no assurance, however, that the Company will achieve its objectives or goals.

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

The Company has not commenced planned principal operations. The Company had no revenues and incurred a net loss of $28,119 for the nine months ended January 31, 2015. In addition, the Company had a working capital and stockholders' deficiency of $108,962 at January 31, 2015. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company is attempting to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof. On November 1, 2011, the Company began borrowing funds from P&G Holdings LLC., an entity of which Moses Gross, the Company’s CEO, has a 33% ownership interest under the terms of a note whereby the borrowing cannot exceed $126,275. As of January 31, 2015 the Company has an outstanding balance of $77,904 (see Note 3).

WNS STUDIOS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 – Recent Accounting Pronouncements

On June 10, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-10 (ASU 2014-10), Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in this update remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. ASU 2014-10 will be effective for interim and annual reporting periods beginning after December 15, 2014. The update became effective for the Company during the quarter ended January 31, 2015. The adoption of this standard has no effect on the Company’s results of operations.

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

As of January 31, 2015 the total outstanding principal was $77,904 and accrued interest on this note was $12,035. As of April 30, 2014, the total outstanding principal was $76,404 and accrued interest on this note was $8,581. Accrued interest is included in accrued liabilities. Interest expense on this note was $3,454 and $3,413 for the nine months ended January 31, 2015 and January 31, 2014, respectively.

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

NOTE 6 – Subsequent Events

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

On a monthly basis we incur approximately $3,500 of expenses. Since we currently do not have sufficient available cash, we will continue borrowing from P&G to pay for our expenses. We currently have no plans or arrangements to obtain financing through private offerings of debt or equity. Other than the note payable to P&G, we currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since the Company has no such arrangements or plans currently in effect, our inability to raise funds for the above purposes will have a severe negative impact on our ability to remain a viable company.

Currently the Company has the ability to borrow up to an additional $48,371 from P&G. As of January 31, 2015 the total outstanding principal was $77,904 and accrued interest on this note was $12,035. There can be no assurance that sufficient funds required in the future will be generated from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing stockholders.

Results of Operations

For the three months ended January 31, 2015 and January 31, 2014

Revenues

The Company did not generate any revenues during the three months ended January 31, 2015 and January 31, 2014.

Total operating expenses

For the three months ended January 31, 2015, total operating expenses were $6,191, which included rent in the amount of $750, professional fees in the amount of $4,230 and general and administrative expenses of $1,211. For the three months ended January 31, 2014, total operating expenses were $6,530, which included professional fees of $4,150, rent of $750 and general and administrative expenses of $1,630. The amount of operating expenses decreased approximately 5% primarily as a result of the decrease in general and administrative expenses.

Net loss

For the three months ended January 31, 2015, the Company had a net loss of $7,353, as compared to a net loss for the three months ended January 31, 2014 of $7,676.

For the nine months ended January 31, 2015 and January 31, 2014

Revenues

The Company did not generate any revenues during the nine months ended January 31, 2015 and January 31, 2014.

Total operating expenses

For the nine months ended January 31, 2015, total operating expenses were $24,665, which included rent in the amount of $2,250, professional fees in the amount of $18,258 and general and administrative expenses of $4,157. For the nine months ended January 31, 2014, total operating expenses were $29,423, which included professional fees of $21,814, rent of $2,250 and general and administrative expenses of $5,358.

Net loss

For the nine months ended January 31, 2015, the Company had a net loss of $28,119, as compared to a net loss for the nine months ended January 31, 2014 of $32,836.

Liquidity and Capital Resources

As of January 31, 2015, the Company had a cash balance of $247. We do not have sufficient funds to operate for the next twelve months. There can be no assurance that additional capital will be available to the Company. As of January 31, 2015 the total outstanding principal payable to P&G was $77,904 and accrued interest on this note was $12,035. Interest is payable on the principal owed to P&G at the annual rate of 6%; interest and principal are due and payable on November 1, 2015.

Other than the note payable to P&G described above, we currently have no agreements, arrangements or understandings with any person or entity to obtain funds through bank loans, lines of credit or any other sources. Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

Going Concern Consideration

The Company has not commenced planned principal operations. The Company had no revenues and incurred a net loss of $28,119 for the nine months ended January 31, 2015. In addition, the Company had a working capital and stockholders' deficiency of $108,962 at January 31, 2015. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of January 31, 2015, the end of the period covered by this report and has concluded that our disclosure controls and procedures were effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

Changes in Internal Controls over Financial Reporting

During the quarter ended January 31, 2015, there was no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

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

_________________

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

WNS STUDIOS, INC.

Dated: March 13, 2015	By:	/s/ Moses Gross
	Name:	Moses Gross
	Title:	President, Chief Executive Officer, Treasurer and a director (Principal Executive, Financial and Accounting Officer)

