Form 10-K
period 2015-04-30
WNS Studios, Inc.
filed 2015-07-10
CIK 1510333

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2015

Commission file number: 000-54649

WNS STUDIOS, INC.
(Exact name of registrant as specified in its charter)

Nevada	42-1768077
(State of incorporation)	(I.R.S. Employer Identification No.)

3811 13th Avenue

Brooklyn, NY 11218

(Address of principal executive offices)

(718) 907-4105

(Registrant's telephone number, including area code)

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ( 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

There has been no trading market for the common stock. Therefore, there is no aggregate market value of the voting and non-voting common equity as of the last business day of the registrant's most recently complete second fiscal quarter.

There were 4,505,000 shares of common stock, $0.0001 par value, of the issuer issued and outstanding as of July 9, 2015.

Documents Incorporated By Reference: None

PART I

Item 1. Business.

As used in this Annual Report on Form 10-K (this "Report"), references to the "Company," the "Registrant," "we," "our" or "us" refer to WNS Studios, Inc., unless the context otherwise indicates.

Forward-Looking Statements

Certain statements contained in this report, including statements regarding the anticipated development and expansion of our business, our intent, belief or current expectations, primarily with respect to the future operating performance of the Company and the products it expects to offer and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as "may," "will," "should," "expects," "anticipates," "contemplates," "estimates," "believes," "plans," "projected," "predicts," "potential," or "continue" or the negative of these similar terms. Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by us or with our approval, which are not statements of historical fact, may contain forward-looking statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. For a more detailed listing of some of the risks and uncertainties facing the Company, see the Risk Factors section in the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 29, 2013.

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

On June 24, 2015, we received the consent of our director and majority stockholder to authorize the Company to amend its Articles of Incorporation to change its name to "Watermark Holdings, Inc." The amendment will be effective upon filing with the Secretary of State of the State of Nevada on or about July 27, 2015.

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

Item 3. Legal Proceedings

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company's property is not the subject of any pending legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

We received approval from FINRA for our common stock to be eligible for trading on the OTC pink sheets on May 8, 2015 under the symbol "WNSS". However, there has been no active trading market of our securities.

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

As of July 9, 2015, there were 4,505,000 shares of common stock issued and outstanding, which were held by 53 stockholders of record.

Equity Compensation Plans

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

There were no sales of unregistered securities during the year ended April 30, 2015 that were not previously reported.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data.

Smaller reporting companies are not required to provide the information required by this Item 6.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Company's financial statements, which are included elsewhere in this Form 10-K. Certain statements contained in this report, including statements regarding the anticipated development of the Company's business, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company and the services it expects to offer and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements. Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by or with the approval of the Company, which are not statements of historical fact, may contain forward-looking statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

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

Revenues from the sale or licensing of films and is recognized upon meeting all recognition requirements of Statement of Position (SOP) 00-2 ""Accounting by Producers or Distributors of Films''. Revenue from the theatrical release of feature films is recognized at the time of exhibition based on the Company's participation in box office receipts. Revenue from the sale of digital video disks (""DVDs'') in the retail market, net of an allowance for estimated returns and other allowances, is recognized on the later of shipment to the customer or ""street date'' (when it is available for sale by the customer). Under revenue sharing arrangements, rental revenue is recognized when the Company is entitled to receipts and such receipts are determinable. Revenue from sales to international territories is recognized when access to the feature has been granted or delivery has occurred, as required under the sales contract, and the right to exploit the feature film has commenced.

On August 29, 2013 we filed a registration statement with the SEC to offer and sell a maximum of 250,000 shares of common stock at a fixed price of $0.20 per share. In connection with this public offering, the Company sold an aggregate of 225,000 shares for gross proceeds of $45,000 during the year ended April 30, 2014. The offering has since been terminated.

We also intend to borrow from P&G Holdings LLC ("P&G"), an entity owned 33% by Moses Gross, our sole officer and director, to fund our operations until we locate a suitable script to produce and finalize an agreement with the author or playwright. The time frame to produce a film varies on the project, and marketing efforts will begin upon the start of the film production through film festivals and cold calling. Revenues, if any, will be generated only through the sales of the finished product.

Through the contacts of our sole officer and director, Moses Gross, we hope to find a script which Mr. Gross feels would be appropriate. After entering into an agreement with the author of the script, the Company will then cold call individual movie producers requesting them to avail themselves of our services. We currently have no arrangements with any script writers or producers.

During the next 12 months we estimate that we will need a minimum of $49,000 for rent ($3,000) and costs of operating as a public company (professional fees of $36,000) and general and administrative expenses of $10,000.

If we are not successful and do not commence operations, we estimate that we will need no less than $24,120, or approximately $2,010 on a monthly basis, for rent ($3,000 ($250 per month)); legal ($12,000); accounting ($8,000); telephone $720 ($60 per month) and miscellaneous ($400).

On a monthly basis we incur approximately $4,000 of expenses. Since we currently do not have sufficient available cash, we will continue borrowing from P&G to pay for our expenses. We currently have no plans or arrangements to obtain financing through private offerings of debt or equity. Other than the note payable to P&G, we currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since the Company has no such arrangements or plans currently in effect, our inability to raise funds for the above purposes will have a severe negative impact on our ability to remain a viable company.

Currently the Company has the ability to borrow up to $250,000 from P&G. As of April 30, 2015, the total outstanding principal was $78,474 and accrued interest on the P&G note was $13,218. Through July 2015, we borrowed an additional $32,750 from P&G. There can be no assurance that sufficient funds required in the future will be generated from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company's existing stockholders.

Results of Operations

For the fiscal year ended April 30, 2015 and April 30, 2014

Revenues

The Company did not generate any revenues during the fiscal years ended April 30, 2015 and April 30, 2014.

Total operating expenses

For the fiscal year ended April 30, 2015, total operating expenses were $33,269, which included rent in the amount of $3,000, professional fees in the amount of $23,886 and general and administrative expenses of $6,383. For the fiscal year ended April 30, 2014, total operating expenses were $35,891, which included professional fees in the amount of $25,264, general and administrative expenses of $7,627 and rent in the amount of $3,000.

Net loss

For the fiscal year ended April 30, 2015, the Company had net loss of $37,906, as compared to a net loss for the fiscal year ended April 30, 2014 of $40,450.

Liquidity and Capital Resources

As of April 30, 2015, the Company had a cash balance of $782. We do not have sufficient funds to operate for the next twelve months. There can be no assurance that additional capital will be available to the Company. As ofApril 30, 2015 the total outstanding principal payable to P&G was $78,474 and accrued interest on this note was $13,218. Interest is payable on the principal owed to P&G at the annual rate of 6%; interest and principal are due and payable on November 1, 2015.

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

Going Concern Consideration

The Company has not commenced planned principal operations. The Company had no revenues and incurred a net loss of $37,906 for the fiscal year ended April 30, 2015. In addition, the Company had a working capital and stockholders' deficiency of $118,749 at April 30, 2015. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

The Company believes that it will need approximately $49,000 to fund its expenses and execute its business plan over the next twelve months. There can be no assurance that additional capital will be available to us or available on terms favorable to us. If additional funds are raised by the issuance of our equity securities, such as through the issuance and exercise of warrants, then existing stockholders will experience dilution of their ownership interest. If additional funds are raised by the issuance of debt or other equity instruments, we may be subject to certain limitations in our operations, and issuance of such securities may have rights senior to those of the then existing holders of common stock. If adequate funds are not available or not available on acceptable terms, we may be unable to fund and develop our business.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

For revenue from product sales, the Company will recognize revenue in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition" (SAB No. 104), which superseded Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB No. 101). SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgment regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowance, and other adjustments will be provided for in the same period the related sales are recorded.

Revenues from the sale or licensing of films is recognized upon meeting all recognition requirements of Statement of Position (SOP) 00-2 ""Accounting by Producers or Distributors of Films''. Revenue from the theatrical release of feature films is recognized at the time of exhibition based on the Company's participation in box office receipts. Revenue from the sale of digital video disks (""DVDs'') in the retail market, net of an allowance for estimated returns and other allowances, is recognized on the later of shipment to the customer or ""street date'' (when it is available for sale by the customer). Under revenue sharing arrangements, rental revenue is recognized when the Company is entitled to receipts and such receipts are determinable. Revenue from sales to international territories is recognized when access to the feature has been granted or delivery has occurred, as required under the sales contract, and the right to exploit the feature film has commenced.

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

Item 8. Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

WNS Studios, Inc.

We have audited the accompanying balance sheet of WNS Studios, Inc. ("the Company") as of April 30, 2015 and 2014 and the related statements of operations, stockholders' deficiency and cash flows for each of the two years in the period ended April 30, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. Also, an audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WNS Studios, Inc. at April 30, 2015 and 2014, and the results of its operations and its cash flows for each of the two years in the period ended April 30, 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred a net loss for the year ended April 30, 2015 and has a working capital deficiency and stockholders' deficiency at April 30, 2015. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WOLINETZ, LAFAZAN & COMPANY, P.C.

Rockville Centre, New York

July 10, 2015

WNS STUDIOS, INC.
BALANCE SHEET

	April 30, 2014	April 30, 2015

ASSETS
Current Assets:
Cash and Cash Equivalents	$16,376	$782

Total Current Assets	16,376	782

Total Assets	$16,376	$782

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accrued Liabilities	$20,815	$41,057
Note Payable Related Party	-	78,474

Total Current Liabilities	20,815	119,531

Long-Term Debt:
Note Payable Related Party	76,404	-

Total Liabilities	97,219	119,531

Commitments and Contingencies

Stockholders' Deficiency:
Preferred Stock, $.0001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $.0001 par value; 100,000,000 shares authorized, 4,725,000 and 4,505,000 shares issued and outstanding at April 30, 2014 and April 30, 2015, respectively	473	451
Additional Paid-In Capital	45,787	45,809
Accumulated Deficit	(127,103)	(165,009)
Total Stockholders' Deficiency	(80,843)	(118,749)

Total Liabilities and Stockholders' Deficiency	$16,376	$782

The accompanying notes are an integral part of these financial statements.

WNS STUDIOS, INC.
STATEMENT OF OPERATIONS

	For the	For the
	Year Ended	Year Ended
	April 30, 2014	April 30, 2015

Revenues:	$-	$-

Costs and Expenses:
Rent	3,000	3,000
Professional Fees	25,264	23,886
Other General and Administrative Expenses	7,627	6,383

Total Costs and Expenses	35,891	33,269

Loss from Operations	(35,891)	(33,269)

Other Income (Expense):
Interest Expense-Related Party	(4,559)	(4,637)

Total Other Income (Expense)	(4,559)	(4,637)

Net Loss	$(40,450)	$(37,906)

Basic and Diluted Loss Per common Share	$(0.01)	$(0.01)

Weighted Average Common Shares Outstanding	4,583,333	4,633,333

The accompanying notes are an integral part of these financial statements.

WNS STUDIOS, INC.
STATEMENT OF STOCKHOLDERS' DEFICIENCY
FOR THE YEARS ENDED APRIL 30, 2015 AND 2014

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, April 30, 2013	4,500,000	$450	$810	$(86,653)	$(85,393)

Common Stock Issued to Investors during the year ended April 30, 2014	225,000	23	44,977	-	45,000

Net Loss for the year ended April 30, 2014				(40,450)	(40,450)

Balance, April 30, 2014	4,725,000	473	45,787	(127,103)	(80,843)

Cancellation of shares previously issued in error	(220,000)	(22)	22		-

Net Loss for the year ended April 30, 2015				(37,906)	(37,906)

Balance, April 30, 2015	4,505,000	$451	$45,809	$(165,009)	$(118,749)

The accompanying notes are an integral part of these financial statements.

WNS STUDIOS, INC.
STATEMENT OF CASH FLOWS

	For the	For the
	Year Ended	Year Ended
	April 30, 2014	April 30, 2015

Cash Flows from Operating Activities:
Net Loss	$(40,450)	$(37,906)
Adjustments to Reconcile Net Loss to Net Cash (Used) in Operating Activities:
Increase in Accrued Liabilities	3,782	20,242

Net Cash (Used) in Operating Activities	(36,668)	(17,664)

Cash Flows from Investing Activities:	-	-

Cash Flows from Financing Activities:
Proceeds from Sale of Common Stock	45,000	-
Proceeds of Note Payable-Related Party	7,478	2,070

Net Cash Provided by Financing Activities	52,478	2,070

Increase (Decrease) in Cash and Cash Equivalents	15,810	(15,594)

Cash and Cash Equivalents -- Beginning of Period	566	16,376

Cash and Cash Equivalents -- End of Period	$16,376	$782

Supplemental Cash Flow information:
Interest Paid	$-	$-
Income Taxes Paid	$-	$-

Non-cash investing and finance activities:
Cancellation of 220,000 shares of common stock by the company	$-	$22

The accompanying notes are an integral part of these financial statements.

WNS STUDIOS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - Summary of Significant Accounting Policies

Organization

WNS Studios, Inc. ("the Company") was incorporated on May 15, 2009 under the laws of the State of Nevada. The Company has not yet generated revenues from planned principal operations. The Company intends to promote, sell and distribute films for studios. There is no assurance, however, that the Company will achieve its objectives or goals.

Cash and Cash Equivalents

The Company considers all highly-liquid investments purchased with a maturity of three months or less to be cash equivalents.

Revenue Recognition

For revenue from product sales, the Company will recognize revenue in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition" (SAB No. 104), which superseded Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB No. 101). SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgment regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments will be provided for in the same period the related sales are recorded.

Advertising Costs

Advertising costs will be charged to operations when incurred. The Company did not incur any advertising costs during the years ended April 30, 2015 and 2014.

Income Taxes

The Company accounts for income taxes using the asset and liability method, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting and the tax bases of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

Research and Development

Research and development costs will be charged to expense as incurred. The Company did not incur any research and development costs during the years ended April 30, 2015 and 2014.

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

The Company's financial instruments include cash and equivalents, accrued liabilities, and notes payable. Those items are determined to be Level 1 fair value measurements.

The carrying amounts of cash and cash equivalents and accrued liabilities approximates fair value because of the short maturity of these instruments. The recorded value of notes payable approximates its fair value as the terms and rates approximate market rates.

Recent Accounting Pronouncements

On June 10, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-10 (ASU 2014-10), Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in this update remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. ASU 2014-10 will be effective for interim and annual reporting periods beginning after December 15, 2014. The update became effective for the Company during the quarter ended January 31, 2015. The adoption of this standard has no effect on the Company's results of operations.

WNS STUDIOS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 2 - Going Concern

The Company has not commenced planned principal operations. The Company has no revenues and has incurred a net loss of $37,906 for the year ended April 30, 2015. In addition, the Company has a working capital deficiency and stockholders' deficiency of $118,749 at April 30, 2015. These factors raise substantial doubt about the Company's ability to continue as a going concern.

There can be no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company's existing stockholders.

The accompanying financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

The Company is attempting to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof. On November 1, 2011, the Company began borrowing funds from P&G Holdings LLC., an entity of which Moses Gross, the Company's CEO, has a 33% ownership interest under the terms of a note whereby the borrowing cannot exceed $250,000. As of April 30, 2015 the Company has an outstanding balance of $78,474 (see Note 6). There can be no assurances that the Company will be able to raise the additional funds it requires.

NOTE 3 - Income Taxes

At April 30, 2015, the Company had available a net-operating loss carry-forward of $165,009, which may be applied against future taxable income, if any, at various times through 2035. Certain significant changes in ownership of the Company may restrict the future utilization of these tax loss carry-forwards.

At April 30, 2015, the Company has a deferred tax asset of approximately $89,000 representing the benefit of its net operating loss carry-forward. The Company has not recognized the tax benefit because realization of the tax benefit is uncertain and thus a valuation allowance has been fully provided against the deferred tax asset. The difference between the Federal Statutory Rate of 34% with the combined state and local tax rate of 20% and the Company's effective tax rate of 0% is due to an increase in the valuation allowance of approximately $21,000 for the year ended April 30, 2015.

NOTE 4 - Preferred Stock

The Company's Board of Directors may, without further action by the Company's stockholders, from time to time, direct the issuance of any authorized but unissued or unreserved shares of preferred stock in series and at the time of issuance, determine the rights, preferences and limitations of each series. The holders of preferred stock may be entitled to receive a preference payment in the event of any liquidation, dissolution or winding-up of the Company before any payment is made to the holders of the common stock. Furthermore, the board of directors could issue preferred stock with voting and other rights that could adversely affect the voting power of the holders of the common stock.

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

In December 2014, the company's Board of Directors authorized the cancellation of 220,000 shares of common stock previously issued in error.

WNS STUDIOS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 6 - Note Payable -- Related Party

On November 1, 2011 the Company issued a promissory note to P&G Holding LLC, an entity that is 33% owned by Moses Gross, the Company's CEO and significant stockholder. The note bears interest at 6% per annum and is due November 1, 2015. Under the terms of the note, the Company may borrow from P&G, from time to time, any amount in increments of up to $100,000, however that the aggregate principal amount outstanding under the note shall not exceed $126,275. As of April 30, 2015 and 2014, the total outstanding principal was $ 78,474 and $76,404 respectively and accrued interest on this note was $13,218 and $8,581 respectively. The note was amended on July 7, 2015 to increase the maximum aggregate principal amount to $250,000. All other terms of the note remained the same.

NOTE 7 - Subsequent Events

On June 24, 2015, the Company received the consent of its director and majority stockholder to authorize the Company to amend its Articles of Incorporation to change its name to "Watermark Holdings, Inc." The amendment will be effective upon filing with the Secretary of State of the State of Nevada on or about July 27, 2015.

Thru July 7, 2015, the Company borrowed an additional $32,750 from P&G Holdings, LLC, thereby increasing the principal amount owed to P&G Holdings, LLC to $111,224. The note was amended on July 7, 2015 to increase the maximum aggregate principal amount to $250,000. All other terms of the note remained the same (See Note 6).

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There were no disagreements with accountants on accounting and financial disclosure of a type described in Item 304 (a)(1)(iv) or any reportable event as described in Item 304 (a)(1)(v) of Regulation S-K.

Item 9A. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of April 30, 2015, the end of the period covered by this annual report, has concluded that our disclosure controls and procedures were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rules 13a-15(f) under the Securities Exchange Act of 1934, internal control over financial reporting is a process designed by, or under the supervision of, the Company's principal executive, principal operating and principal financial officers, or persons performing similar functions, and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records, that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company's assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company's management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting at April 30, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control--Integrated Framework. Based on that assessment under those criteria, management has determined that, as of April 30, 2015, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to the exemption provided to issuers that are not "large accelerated filers" nor "accelerated filers" under the Dodd-Frank Wall Street Reform and Consumer Protection Act.

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

Name and Business Address	Age	Position
Moses Gross	40	President, Chief Executive Officer, Treasurer, Secretary and Director

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

Code of Ethics; Financial Expert

Our principal independent accountant is Wolinetz, Lafazan & Company, P.C. We do not currently have a Code of Ethics applicable to our principal executive, financial and accounting officers. We do not have a "financial expert" on the board or an audit committee or nominating committee.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors of the Company and persons who own more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to the Company. Moses Gross failed to file a Form 3 reporting that he is an officer and director of the Company in the year ended April 30, 2015.

Involvement in Certain Legal Proceedings

There are no legal proceedings that have occurred within the past ten years concerning our directors or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one's participation in the securities or banking industries, or a finding of securities or commodities law violations.

Item 11. Executive Compensation.

Executive Compensation

Since our incorporation on May 15, 2009, we have not paid any compensation to our directors or executive officers in consideration for their services rendered to our Company in their capacity as such.

We have no employment agreements with our director or executive officer. We have no pension, health, annuity, bonus, insurance, stock options, profit sharing or similar benefit plans.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of July 9, 2015, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each executive officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 4,505,000 shares of our common stock issued and outstanding as of July 9, 2015. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock. Unless otherwise indicated, the address of each person listed is c/o WNS Studios, Inc., 3811 13th Avenue, Brooklyn, New York 11218.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Moses Gross	3,600,000	79.9%

Directors and officers as a group (1 person)	3,600,000	79.9%

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On November 1, 2011 we entered into a Promissory Note with P&G which is owned 33% by Mr. Gross, our sole officer and director. Pursuant to the note, we have the right to borrow up to $250,000 from P&G. The principal and accrued interest at the rate of 6% are due and payable on November 1, 2015. As of April 30, 2015 the total outstanding principal was $78,474 and accrued interest on this note was $13,218. Through July 2015, we borrowed an additional $32,750 from P&G. We have currently borrowed an aggregate of $111,224 from P&G.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of "independent directors." We do not believe that Mr. Gross is "independent".

Item 14. Principal Accounting Fees and Services.

Our principal independent accountant is Wolinetz, Lafazan & Company, P.C. Their pre-approved fees billed to the Company are set forth below:

	Fiscal Year Ended April 30, 2015	Fiscal Year Ended April 30, 2014
Audit Fees	$14,000	$13,000
Audit Related Fees	$0	$3,000
Tax Fees	$0	$0
All Other Fees	$0	$0

As of April 30, 2015, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant. The Company does not have an audit committee. The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

PART IV

Item 15. Exhibits. Financial Statement Schedules.

Exhibit	Description

3.1	Articles of Incorporation (1)

3.2	By-Laws (1)

3.3	Form of Stock Certificate (1)

4.1	Promissory Note dated October 1, 2010 in favor of Shmuel's Hatzlacha Consulting, Inc. (1)

4.2	Promissory Note dated November 1, 2011 in favor of P&G Holdings LLC (2)

10.1	Form of Regulation S Subscription Agreement and Investment Representation (1)

10.2	Going Public Engagement dated May 16, 2009 between Shumel's Hatzlacha Consulting Inc. and WNS Studios, Inc. (3)

10.3	Amendment dated October 1, 2010 to Going Public Engagement dated May 16, 2009 between Shumel's Hatzlacha Consulting Inc. and WNS Studios, Inc. (4)

10.4	Office Services Agreement dated May 16, 2009 between WNS Studios and SE Executive Services Inc. (5)

10.5	Agreement dated November 1, 2011 between Moses Gross and Yeshosha Lustig (6)

10.6	Release dated November 1, 2011 by Shmuel Shneilbalg (7)

10.7	Lease Agreement dated November 1, 2011 between Hendrix III Realty Corp. and WNS Studios Inc. (8)

10.8	Note Amendment Letter Agreement, dated July 7, 2015 between WNS Studios, Inc. and P&G Holdings, LLC

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

13

__________________

(1) Incorporated by reference to the corresponding exhibit to the Company's registration statement on Form S-1 filed on February 3, 2011.

(2) Incorporated by reference to the corresponding exhibit to the Company's registration statement on Form S-1/A filed on January 26, 2012.

(3) Incorporated by reference to Exhibit 10.3 to the Company's registration statement on Form S-1 filed on February 3, 2011

(4) Incorporated by reference to Exhibit 10.4 to the Company's registration statement on Form S-1 filed on February 3, 2011

(5) Incorporated by reference to Exhibit 10.5 to the Company's registration statement on Form S-1 filed on February 3, 2011

(6) Incorporated by reference to Exhibit 10.6 to the Company's registration statement on Form S-1/A filed on January 26, 2012.

(7) Incorporated by reference to Exhibit 10.7 to the Company's registration statement on Form S-1/A filed on January 26, 2012.

(8) Incorporated by reference to Exhibit 10.8 to the Company's registration statement on Form S-1/A filed on January 26, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNS STUDIOS, INC.

Dated: July 10, 2015	By:	/s/ Moses Gross
	Name:	Moses Gross
	Title:	President, Chief Executive Officer, Treasurer and a director (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 10, 2015	By:	/s/ Moses Gross
	Name:	Moses Gross
	Title:	President, Chief Executive Officer, Treasurer and a director (Principal Executive, Financial and Accounting Officer)

