Form 10-Q
period 2015-07-31
WATERMARK GROUP, INC.
filed 2015-09-08
CIK 1510333

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to___

Commission file number 000-54347

Watermark Group, Inc.
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

There were 4,505,000 shares of common stock, $0.0001 par value, of the issuer issued and outstanding as of September 4, 2015.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WATERMARK GROUP, INC.

(FORMERLY WNS STUDIOS, INC)

CONDENSED BALANCE SHEET

	April 30, 2015	July 31, 2015
		(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$782	$233

Total Current Assets	782	233

Total Assets	$782	$233

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accrued Liabilities	$41,057	$31,619
Note Payable Related Party	78,474	111,224

Total Current Liabilities	119,531	142,843

Total Liabilities	119,531	142,843

Commitments and Contingencies

Stockholders’ Deficiency:
Preferred Stock, $.0001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $.0001 par value; 100,000,000 shares authorized, 4,505,000 shares issued and outstanding	451	451
Additional Paid-In Capital	45,809	45,809
Accumulated Deficit	(165,009)	(188,870)
Total Stockholders’ Deficiency	(118,749)	(142,610)

Total Liabilities and Stockholders’ Deficiency	$782	$233

The accompanying notes are an integral part of these financial statements.

WATERMARK GROUP, INC.

(FORMERLY WNS STUDIOS, INC)

CONDENSED STATEMENT OF OPERATIONS

(UNAUDITED)

	For the	For the
	Three Months Ended	Three Months Ended
	July 31, 2014	July 31, 2015

Revenues:	$-	$-

Costs and Expenses:
Rent	750	750
Professional Fees	9,778	7,935
General and Administrative Expenses	1,565	13,703

Total Costs and Expenses	12,093	22,388

Loss from Operations	(12,093)	(22,388)

Other Income (Expense):
Interest Expense-Related Party	(1,146)	(1,473)

Total Other Income (Expense)	(1,146)	(1,473)

Net Loss	$(13,239)	$(23,861)

Basic and Diluted Loss Per Common Share	$(0.00)	$(0.01)

Weighted Average Common Shares Outstanding	4,725,000	4,505,000

The accompanying notes are an integral part of these financial statements.

WATERMARK GROUP, INC.

(FORMERLY WNS STUDIOS, INC)

CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the	For the
	Three Months Ended	Three Months Ended
	July 31, 2014	July 31, 2015

Cash Flows from Operating Activities:
Net Loss	$(13,239)	$(23,861)
Adjustments to Reconcile Net Loss to Net Cash (Used) in Operating Activities:
Increase (Decrease) in Accrued Liabilities	9,014	(9,438)

Net Cash Used in Operating Activities	(4,225)	(33,299)

Cash Flows from Investing Activities:	-

Cash Flows from Financing Activities:
Proceeds of Note Payable-Related Party	-	32,750

Net Cash Provided by Financing Activities	-	32,750

(Decrease) in Cash and Cash Equivalents	(4,225)	(549)

Cash and Cash Equivalents – Beginning of Period	16,376	782

Cash and Cash Equivalents – End of Period	$12,151	$233

Supplemental Cash Flow information:
Interest Paid	$-	$-
Income Taxes Paid	$-	$-

The accompanying notes are an integral part of these financial statements.

WATERMARK GROUP, INC.

(FORMERLY WNS STUDIOS, INC)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - Origination and Basis of Presentation

The Company (formerly WNS Studios, Inc) was incorporated on May 15, 2009 under the laws of the State of Nevada. On August 18, 2015 the Company consummated the merger of WNS Studios, Inc with its newly formed and wholly-owned subsidiary Watermark Group, Inc, a Nevada corporation. As a result of the merger, the name of the issuer was changed from WNS Studios, Inc to Watermark Group, Inc. The Company has not yet generated revenues from planned principal operations. The Company intends to promote, sell and distribute films for studios. There is no assurance, however, that the Company will achieve its objectives or goals.

In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information set forth therein. These financial statements are condensed and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed financial statements should be read in conjunction with the Company’s April 30, 2015 audited financial statements and notes on Form 10-K filed on July 10, 2015.

Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.

The Company has not commenced planned principal operations. The Company has no revenues and incurred a net loss of $23,861 and $13,239 for the quarter ended July 31, 2015 and 2014, respectively. In addition, the Company had a working capital deficiency of $142,610 and stockholders' deficiency of $142,610 at July 31, 2015. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company is attempting to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof. On November 1, 2011, the Company began borrowing funds from P&G Holdings LLC., an entity of which Moses Gross, the Company’s CEO, has a 33% ownership interest under the terms of a note whereby the borrowing cannot exceed $250,000. As of July 31, 2015 the Company has an outstanding balance of $111,224 (see Note 2). The Company borrowed $32,750 on this note for the quarter ended July 31, 2015.

WATERMARK GROUP, INC.

(FORMERLY WNS STUDIOS, INC)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - Note Payable – Related Party

On November 1, 2011 the Company issued a promissory note to P&G Holdings LLC, an entity that is 33% owned by Moses Gross, the Company’s CEO and significant stockholder. The note bears interest at 6% per annum and is due November 1, 2015. Under the terms of the note, the Company may borrow from P&G, from time to time, any amount in increments of up to $100,000, however that the aggregate principal amount outstanding under the note shall not exceed $126,275. As of July 31, 2015 the total outstanding principal was $111,224 and accrued interest on this note was $14,691. Interest expense on this note was $1,473 and $1,146 for the quarter ended July 31, 2015 and July 31, 2014, respectively. On July 7, 2015 the note was amended to increase the maximum aggregate principal amount to $250,000. All other terms of the note remained the same.

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

NOTE 4 - Subsequent Events

On August 4, 2015, the Company borrowed an additional $625 from P&G Holdings, LLC, thereby increasing the principal amount owed to P&G Holdings, LLC to $111,849 (see Note 2).

On August 18, 2015 the Company consummated the merger of WNS Studios, Inc with its newly formed and wholly-owned subsidiary Watermark Group, Inc, a Nevada corporation. As a result of the merger, the name of the issuer was changed from WNS Studios, Inc to Watermark Group, Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Form 10-Q, references to “Watermark Group,” the “Company,” “we,” “our” or “us” refer to Watermark Group, Inc. unless the context otherwise indicates.

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

The Company has no arrangement to finance its planned operations through the offering of debt or equity securities to private investors other than its ability to continue borrowing from P&G Holdings LLC (“P&G”), an entity owned 33% by Moses Gross, our sole officer and director, to fund our operations until we locate a suitable script to produce and finalize an agreement with the author or playwright. The time frame to produce a film varies on the project, and marketing efforts will begin upon the start of the film production through film festivals and cold calling. Revenues, if any, will be generated only through the sales of the finished product.

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

Currently the Company has the ability to borrow up to an additional $138,151 from P&G. As of July 31, 2015, the total outstanding principal was $111,224 and accrued interest on this note was $14,691. There can be no assurance that sufficient funds required in the future will be generated from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing stockholders.

Results of Operations

For the three months ended July 31, 2015 and July 31, 2014

Revenues

The Company did not generate any revenues during the three months ended July 31, 2015 and July 31, 2014.

Total operating expenses

For the three months ended July 31, 2015, total operating expenses were $22,388, which included rent in the amount of $750, professional fees in the amount of $7,935 and general and administrative expenses of $13,703. For the three months ended July 31, 2014, total operating expenses were $12,093, which included professional fees of $9,778, general and administrative expenses of $1,565 and rent of $750. The amount of operating expenses increased $10,295, or approximately 85% primarily as a result of the increase in general and administrative fees.

Net loss

For the three months ended July 31, 2015 the Company had a net loss of $23,861, as compared to a net loss of $13,239 for the three months ended July 31, 2014.

Liquidity and Capital Resources

As of July 31, 2015, the Company had a cash balance of $233. We do not have sufficient funds to operate for the next twelve months. There can be no assurance that additional capital will be available to the Company. As of July 31, 2015, the total outstanding principal amount on the note to P&G was $111,224 and accrued interest on the note was $14,691. Interest is payable on the principal owed to P&G at the annual rate of 6%; interest and principal are due and payable on November 1, 2015.

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

Going Concern Consideration

The Company has not commenced planned principal operations. The Company has no revenues and incurred a net loss of $23,861 for the quarter ended July 31, 2015. In addition, the Company had a working capital deficiency of $142,610 and stockholders' deficiency of $142,610 at July 31, 2015. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of July 31, 2015, the end of the period covered by this report and have concluded that our disclosure controls and procedures were effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

Changes in Internal Controls over Financial Reporting

During the quarter ended July 31, 2015, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sale of Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other information

As disclosed on the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on August 28, 2015, FINRA approved the change of the stock symbol from WNSS to WMHH. The symbol change was a result of the consummation of the merger of WNS Studios, Inc with its wholly-owned subsidiary Watermark Group, Inc., resulting in the name change of the Company.

Item 6. Exhibits

Exhibit No.	Description

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATERMARK GROUP, INC.

Dated: September 8, 2015	By:	/s/ Moses Gross
	Name:	Moses Gross
	Title:	President, Chief Executive Officer, Treasurer and a director (Principal Executive, Financial and Accounting Officer)

