Form 10-Q
period 2015-10-31
WATERMARK GROUP, INC.
filed 2015-12-15
CIK 1510333

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 000-54347

WATERMARK GROUP, INC.
(Exact name of registrant as specified in its charter)

3811 13th Avenue

Brooklyn, NY 11218

(Address of principal executive offices) (Zip Code)

(718) 907-4105

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

There were 4,505,000 shares of common stock, $0.0001 par value, of the issuer issued and outstanding as of December 14, 2015.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WATERMARK GROUP, INC.
(FORMERLY WNS STUDIOS, INC)
CONDENSED BALANCE SHEET

	April 30, 2015	October 31, 2015
		(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$782	$233

Total Current Assets	782	233

Total Assets	$782	$233

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accrued Liabilities	$27,839	$24,480
Accrued Interest Related Party	13,218	-
Note Payable Related Party	78,474	-

Total Current Liabilities	119,531	24,480

Long-Term Debt:
Note Payable Related Party	-	113,126
Accrued Interest Related Party	-	16,351

Total Long-Term Liabilities	-	129,477

Total Liabilities	119,531	153,957

Commitments and Contingencies

Stockholders' Deficiency:
Preferred Stock, $.0001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $.0001 par value; 100,000,000 shares authorized, 4,505,000 shares issued and outstanding	451	451
Additional Paid-In Capital	45,809	45,809
Accumulated Deficit	(165,009)	(199,984)
Total Stockholders' Deficiency	(118,749)	(153,724)

Total Liabilities and Stockholders' Deficiency	$782	$233

The accompanying notes are an integral part of these financial statements.

WATERMARK GROUP, INC.
(FORMERLY WNS STUDIOS, INC)
CONDENSED STATEMENT OF OPERATIONS
(UNAUDITED)

	For the Six Months Ended	For the Six Months Ended	For the Three Months Ended	For the Three Months Ended
	October 31, 2014	October 31, 2015	October 31, 2014	October 31, 2015

Revenues:	$-	$-	$-	$-

Costs and Expenses:
Rent	1,500	1,500	750	750
Professional Fees	14,028	13,452	4,250	5,516
General and Administrative Expenses	2,946	16,890	1,381	3,187

Total Costs and Expenses	18,474	31,842	6,381	9,453

Loss from Operations	(18,474)	(31,842)	(6,381)	(9,453)

Other Income (Expense):
Interest Expense-Related Party	(2,292)	(3,133)	(1,146)	(1,660)

Total Other Income (Expense)	(2,292)	(3,133)	(1,146)	(1,660)

Net Loss	$(20,766)	$(34,974)	$(7,527)	$(11,113)

Basic and Diluted Loss Per Common Share	$(0.00)	$(0.01)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	4,725,000	4,505,000	4,725,000	4,505,000

The accompanying notes are an integral part of these financial statements.

WATERMARK GROUP, INC. (FORMERLY WNS STUDIOS, INC) CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the	For the
	Six Months Ended	Six Months Ended
	October 31, 2014	October 31, 2015

Cash Flows from Operating Activities:
Net Loss	$(20,766)	$(34,974)
Adjustments to Reconcile Net Loss to
Net Cash (Used) in Operating Activities:
Increase (Decrease) in Accrued Liabilities	3,599	(3,360)
Increase in Accrued Interest Related Party	2,292	3,133

Net Cash Used in Operating Activities	(14,875)	(35,201)

Cash Flows from Investing Activities:	-	-

Cash Flows from Financing Activities:
Proceeds of Note Payable-Related Party	-	34,652

Net Cash Provided by Financing Activities	-	34,652

(Decrease) in Cash and Cash Equivalents	(14,875)	(549)

Cash and Cash Equivalents – Beginning of Period	16,376	782

Cash and Cash Equivalents – End of Period	$1,501	$233

Supplemental Cash Flow information:
Interest Paid	$-	$-
Income Taxes Paid	$-	$-

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

In the opinion of the Company's management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information set forth therein. These financial statements are condensed and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed financial statements should be read in conjunction with the Company's April 30, 2015 audited financial statements and notes on Form 10-K filed on July 10, 2015.

Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.

The Company has not commenced planned principal operations. The Company has no revenues and incurred a net loss of $34,974 and $20,766 for the six months ended October 31, 2015 and 2014, respectively. In addition, the Company had a working capital deficiency of $24,247 and stockholders' deficiency of $153,724 at October 31, 2015. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Certain reclassifications have been made to prior-year comparative financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or financial position.

The Company is attempting to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof. On November 1, 2011, the Company began borrowing funds from P&G Holdings LLC., an entity of which Moses Gross, the Company's CEO, has a 33% ownership interest under the terms of a note whereby the borrowing cannot exceed $250,000. As of October 31, 2015 the Company has an outstanding balance of $113,126 (see Note 2). The Company borrowed $34,652 on this note for the six months ended October 31, 2015.

 WATERMARK GROUP, INC.

(FORMERLY WNS STUDIOS, INC)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - Note Payable – Related Party

On November 1, 2011 the Company issued a promissory note to P&G Holdings LLC, an entity that is 33% owned by Moses Gross, the Company's CEO and significant stockholder. The note bears interest at 6% per annum; principal and interest are due on November 1, 2015. Under the terms of the note, the Company may borrow from P&G, from time to time, any amount in increments of up to $100,000, however that the aggregate principal amount outstanding under the note shall not exceed $126,275. As of October 31, 2015 the total outstanding principal was $113,126 and accrued interest on this note was $16,351. Interest expense on this note was $3,133 and $2,292 for the six months ended October 31, 2015 and October 31, 2014, respectively. On July 7, 2015 the note was amended to increase the maximum aggregate principal amount to $250,000. All other terms of the note remained the same. On December 11, 2015 the note was amended to extend the maturity date to November 1, 2017. The note extension satisfied all conditions pursuant to ASC 470-10-45 and thus the company has reclassified the note payable and related accrued interest as a long term liability as of October 31, 2015.

NOTE 3 - Preferred Stock

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

NOTE 4 – Subsequent Events

On December 1, 2015, the Company borrowed an additional $8,600 from P&G Holdings, LLC, thereby increasing the principal amount owed to P&G Holdings, LLC to $121,726 (see Note 2).

On December 11, 2015 the maturity date of the promissory note was extended to November 1, 2017 (See Note 2).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As used in this Form 10-Q, references to "Watermark Group, Inc.," the "Company," "we," "our" or "us" refer to Watermark Group, Inc. unless the context otherwise indicates.

Forward-Looking Statements

The following discussion should be read in conjunction with our financial statements, which are included elsewhere in this Form 10-Q (the "Report"). This Report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

We currently have no arrangements with any script writers or producers. Upon entering into agreements with third parties, based upon such agreements the Company will be able to determine when revenues will be recognized. Currently the Company has no revenue source. Revenues from the sale or licensing of films is recognized upon meeting all recognition requirements of Statement of Position (SOP) 00-2 ''Accounting by Producers or Distributors of Films''. Revenue from the theatrical release of feature films is recognized at the time of exhibition based on the Company's participation in box office receipts. Revenue from the sale of digital video disks (''DVDs'') in the retail market, net of an allowance for estimated returns and other allowances, is recognized on the later of shipment to the customer or ''street date'' (when it is available for sale by the customer). Under revenue sharing arrangements, rental revenue is recognized when the Company is entitled to receipts and such receipts are determinable. Revenue from sales to international territories is recognized when access to the feature has been granted or delivery has occurred, as required under the sales contract, and the right to exploit the feature film has commenced.

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

Currently the Company has the ability to borrow up to $250,000 from P&G. As of October 31, 2015, we borrowed $113,126 from P&G. There can be no assurance that sufficient funds required in the future will be generated from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company's existing stockholders.

Currently the Company has the ability to borrow up to an additional $136,874 from P&G. As of October 31, 2015, the total outstanding principal was $113,126 and accrued interest on this note was $16,351. There can be no assurance that sufficient funds required in the future will be generated from operations or that funds will be available from external sources.

Results of Operations

For the three months ended October 31, 2015 and October 31, 2014

Revenues

The Company did not generate any revenues during the three months ended October 31, 2015 and October 31, 2014.

Total operating expenses

For the three months ended October 31, 2015, total operating expenses were $9,453, which included professional fees of $5,516, rent of $750 and general and administrative expenses of $3,187. For the three months ended October 31, 2014, total operating expenses were $6,381, which included rent in the amount of $750, professional fees in the amount of $4,250 and general and administrative expenses of $1,381. The amount of operating expenses increased $3,072, or approximately 48.1% primarily due to filing and professional expenses due to the recent merger.

Net loss

For the three months ended October 31, 2015, the Company had a net loss of $11,113, as compared to a net loss for the three months ended October 31, 2014 of $7,527.

For the six months ended October 31, 2015 and October 31, 2014

Revenues

The Company did not generate any revenues during the six months ended October 31, 2015 and October 31, 2014.

Total operating expenses

For the six months ended October 31, 2015, total operating expenses were $31,842, which included professional fees of $13,452, rent of $1,500 and general and administrative expenses of $16,890. For the six months ended October 31, 2014, total operating expenses were $18,474, which included rent in the amount of $1,500, professional fees in the amount of $14,028 and general and administrative expenses of $2,946. The increase in operating expenses was primarily due to filing and professional expenses due to the recent merger and market maker fees for DTC eligibility.

Net loss

For the six months ended October 31, 2015, the Company had a net loss of $34,974, as compared to a net loss for the six months ended October 31, 2014 of $20,766.

Liquidity and Capital Resources

As of October 31, 2015, the Company had a cash balance of $233. We do not have sufficient funds to operate for the next twelve months. There can be no assurance that additional capital will be available to the Company. As of October 31, 2015 we were indebted to P&G in the principal amount of $113,126 and accrued interest was $16,351. Interest is payable on the principal owed to P&G at the annual rate of 6%; interest and principal are due and payable on November 1, 2017.

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

Going Concern Consideration

The Company has not commenced planned principal operations. The Company had no revenues and incurred a net loss of $34,974 for the six months ended October 31, 2015. In addition, the Company had a working capital deficiency of $24,247 and stockholders' deficiency of $153,724 at October 31, 2015. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of October 31, 2015, the end of the period covered by this report and have concluded that our disclosure controls and procedures were effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

Changes in Internal Controls over Financial Reporting

During the quarter ended October 31, 2015, there was no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sale of Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other information

Not applicable.

Item 6. Exhibits

Exhibit No.	Description

10.9	Amendment to Note, dated December 11, 2015 between the Company and P&G Holdings, LLC

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATERMARK GROUP, INC.

Dated: December 15, 2015	By:	/s/ Moses Gross
	Name:	Moses Gross
	Title:	President, Chief Executive Officer, Treasurer and a Director (Principal Executive, Financial and Accounting Officer)

