Form 10-Q
period 2016-01-31
WATERMARK GROUP, INC.
filed 2016-03-22
CIK 1510333

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

There were 4,505,000 shares of common stock, $0.0001 par value, of the issuer issued and outstanding as of March 22, 2016.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WATERMARK GROUP, INC.

(FORMERLY WNS STUDIOS, INC)

CONDENSED BALANCE SHEET

	April 30, 2015	January 31, 2016
		(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$782	$251

Total Current Assets	782	251

Total Assets	$782	$251

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accrued Liabilities	$27,839	$21,621
Accrued Interest Related Party	13,218	-
Note Payable Related Party	78,474	-

Total Current Liabilities	119,531	21,621

Long-Term Debt:
Note Payable Related Party	-	121,726
Accrued Interest Related Party	-	18,132

Total Long-Term Liabilities	-	139,858

Total Liabilities	119,531	161,479

Commitments and Contingencies

Stockholders' Deficiency:
Preferred Stock, $.0001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $.0001 par value; 100,000,000 share authorized, 4,505,000 shares issued and outstanding	451	451
Additional Paid-In Capital	45,809	45,809
Accumulated Deficit	(165,009)	(207,488)
Total Stockholders' Deficiency	(118,749)	(161,228)

Total Liabilities and Stockholders' Deficiency	$782	$251

The accompanying notes are an integral part of these financial statements.

WATERMARK GROUP, INC.

(FORMERLY WNS STUDIOS, INC)

CONDENSED STATEMENT OF OPERATIONS

(UNAUDITED)

	For the	For the	For the	For the
	Nine Months Ended	Nine Months Ended	Three Months Ended	Three Months Ended
	January 31, 2015	January 31, 2016	January 31, 2015	January 31, 2016

Revenues:	$-	$-	$-	$-

Costs and Expenses:
Rent	2,250	2,250	750	750
Professional Fees	18,258	17,232	4,230	3,780
Other General and Administrative Expenses	4,157	18,083	1,211	1,193

Total Costs and Expenses	24,665	37,565	6,191	5,723

Loss from Operations	(24,665)	(37,565)	(6,191)	(5,723)

Other Income (Expense):
Interest Expense-Related Party	(3,454)	(4,914)	(1,162)	(1,782)

Total Other Income (Expense)	(3,454)	(4,914)	(1,162)	(1,782)

Net Loss	$(28,119)	$(42,479)	$(7,353)	$(7,505)

Basic and Diluted Loss Per Common Share	$(0.01)	$(0.01)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	4,676,111	4,505,000	4,578,333	4,505,000

The accompanying notes are an integral part of these financial statements.

WATERMARK GROUP, INC.

(FORMERLY WNS STUDIOS, INC)

CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the	For the
	Nine Months Ended	Nine Months Ended
	January 31, 2015	January 31, 2016

Cash Flows from Operating Activities:
Net Loss	$(28,119)	$(42,479)
Adjustments to Reconcile Net Loss to Net Cash (Used) in Operating Activities:
Increase (Decrease) in Accrued Liabilities	7,036	(6,218)
Increase in Accrued Interest Related Party	3,454	4,914

Net Cash (Used) in Operating Activities	(17,629)	(43,783)

Cash Flows from Investing Activities:	-	-

Cash Flows from Financing Activities:
Proceeds of Note Payable-Related Party	1,500	43,252

Net Cash Provided by Financing Activities	1,500	43,252

(Decrease) in Cash and Cash Equivalents	(16,129)	(531)

Cash and Cash Equivalents – Beginning of Period	16,376	782

Cash and Cash Equivalents – End of Period	$247	$251

Supplemental Cash Flow information:
Interest Paid	$-	$-
Income Taxes Paid	$-	$-

Non-cash investing and finance activities:
Cancellation of 220,000 Shares of common stock by the company	$22	$-

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

The Company has not commenced planned principal operations. The Company has no revenues and incurred a net loss of $42,479 and $28,119 for the nine months ended January 31, 2016 and 2015, respectively. In addition, the Company had a working capital deficiency of $21,370 and stockholders' deficiency of $161,228 at January 31, 2016. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

The Company is attempting to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof. On November 1, 2011, the Company began borrowing funds from P&G Holdings LLC., an entity of which Moses Gross, the Company's CEO, has a 33% ownership interest under the terms of a note whereby the borrowing cannot exceed $250,000. As of January 31, 2016 the Company had an outstanding balance of $121,726 (see Note 2). The Company borrowed $43,252 on this note for the nine months ended January 31, 2016.

WATERMARK GROUP, INC.

(FORMERLY WNS STUDIOS, INC)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - Note Payable – Related Party

On November 1, 2011 the Company issued a promissory note to P&G Holdings LLC, an entity that is 33% owned by Moses Gross, the Company's CEO and significant stockholder. The note bears interest at 6% per annum; principal and interest are due on November 1, 2015. Under the terms of the note, the Company may borrow from P&G, from time to time, any amount in increments of up to $100,000, however that the aggregate principal amount outstanding under the note shall not exceed $126,275. On July 7, 2015 the note was amended to increase the maximum aggregate principal amount to $250,000. All other terms of the note remained the same.On December 11, 2015 the note was amended to extend the maturity date to November 1, 2017. As of January 31, 2016 the total outstanding principal was $121,726.

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

NOTE 5 – Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were issued and up to the time of filing of the financial statements with the Securities and Exchange Commission.

On March 8, 2016, the Company borrowed an additional $6,000 from P&G Holdings, LLC, thereby increasing the principal amount owed to P&G Holdings, LLC to $127,726 (see Note 2).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As used in this Form 10-Q, references to "Watermark Group," the "Company," "we," "our" or "us" refer to Watermark Group, Inc. unless the context otherwise indicates.

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

Currently the Company has the ability to borrow an additional $128,274 from P&G. As of January 31, 2016 the total outstanding principal was $121,726. There can be no assurance that sufficient funds required in the future will be generated from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company's existing stockholders.

Results of Operations

For the three months ended January 31, 2016 and January 31, 2015

Revenues

The Company did not generate any revenues during the three months ended January 31, 2016 and January 31, 2015.

Total operating expenses

For the three months ended January 31, 2016, total operating expenses were $5,723, which included rent in the amount of $750, professional fees in the amount of $3,780 and general and administrative expenses of $1,193. For the three months ended January 31, 2015, total operating expenses were $6,191, which included professional fees of $4,230, rent of $750 and general and administrative expenses of $1,211. The amount of operating expenses decreased approximately 7.6% primarily as a result of the decrease in professional fees.

Net loss

For the three months ended January 31, 2016, the Company had a net loss of $7,505, as compared to a net loss for the three months ended January 31, 2015 of $7,353.

For the nine months ended January 31, 2016 and January 31, 2015

Revenues

The Company did not generate any revenues during the nine months ended January 31, 2016 and January 31, 2015.

Total operating expenses

For the nine months ended January 31, 2016, total operating expenses were $37,565, which included professional fees of $17,232, rent of $2,250 and general and administrative expenses of $18,083. For the nine months ended January 31, 2015, total operating expenses were $24,665, which included rent in the amount of $2,250, professional fees in the amount of $18,258 and general and administrative expenses of $4,157. Operating expenses increased approximately 52% which was primarily attributable to filing and professional fees related to the merger in August 2015.

Net loss

For the nine months ended January 31, 2016, the Company had a net loss of $42,479, as compared to a net loss for the nine months ended January 31, 2015 of $28,119.

Liquidity and Capital Resources

As of January 31, 2016, the Company had a cash balance of $251. We do not have sufficient funds to operate for the next twelve months. There can be no assurance that additional capital will be available to the Company. As of January 31, 2016 the total outstanding principal on the note to P&G was $121,726. Interest is payable on the principal owed to P&G at the annual rate of 6%; interest and principal are due and payable on November 1, 2017.

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

Going Concern Consideration

The Company has not commenced planned principal operations. The Company has no revenues and incurred a net loss of $42,479 and $28,119 for the nine months ended January 31, 2016 and 2015, respectively. In addition, the Company had a working capital deficiency of $21,370 and stockholders' deficiency of $161,228 at January 31, 2016. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of January 31, 2016, the end of the period covered by this report and have concluded that our disclosure controls and procedures were effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

Changes in Internal Controls over Financial Reporting

During the quarter ended January 31, 2016, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

WATERMARK GROUP, INC.

Dated: March 22, 2016	By:	/s/ Moses Gross
	Name:	Moses Gross
	Title:	President, Chief Executive Officer, Treasurer and a director (Principal Executive, Financial and Accounting Officer)

