Form 10-K
period 2016-04-30
WATERMARK GROUP, INC.
filed 2016-07-21
CIK 1510333

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2016

Commission file number:000-55251

WATERMARK GROUP, INC.
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

There has been no trading market for the common stock. Therefore, there is no aggregate market value of the voting and non-voting common equity as of the last business day of the registrant's most recently completed second fiscal quarter.

There were 4,505,000 shares of common stock, $0.0001 par value, of the issuer issued and outstanding as of July 20, 2016.

Documents Incorporated By Reference: None

PART I

Item 1. Business.

As used in this Annual Report on Form 10-K (this "Report"), references to the "Company," the "Registrant," "we," "our" or "us" refer to Watermark Group, Inc., unless the context otherwise indicates.

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

Overview

We were incorporated under the laws of the State of Nevada on May 15, 2009. On August 18, 2015 the Company consummated the merger of WNS Studios, Inc. with its newly formed and wholly-owned subsidiary Watermark Group, Inc., a Nevada corporation. As a result of the merger, the name of the issuer was changed from WNS Studios, Inc. to Watermark Group, Inc. We intend to acquire suitable scripts or the rights to scripts to promote, syndicate and produce for commercial distribution. We will attempt to raise funds for such productions from private investors through debt or equity financings.

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

As of July 18, 2016, there were 4,505,000 shares of common stock issued and outstanding, which were held by 53 stockholders of record.

Equity Compensation Plans

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

There were no sales of unregistered securities during the year ended April 30, 2016.

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

The Company has the ability to borrow up to $250,000 from P&G. As of April 30, 2016, the total outstanding principal was $135,726 and accrued interest at the annual rate of 6% on the P&G note was $20,047. During May and June 2016, we borrowed an additional $24,500 from P&G. The maturity date of the note is November 1, 2017. There can be no assurance that sufficient funds required in the future will be generated from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company's existing stockholders.

Results of Operations

For the fiscal year ended April 30, 2016 and April 30, 2015

Revenues

The Company did not generate any revenues during the fiscal years ended April 30, 2016 and April 30, 2015.

Total operating expenses

For the fiscal year ended April 30, 2016, total operating expenses were $43,906, which included professional fees in the amount of $20,857, general and administrative expenses of $20,049 and rent in the amount of $3,000. For the fiscal year ended April 30, 2015, total operating expenses were $33,269, which included rent in the amount of $3,000, professional fees in the amount of $23,886 and general and administrative expenses of $6,383.

Net loss

For the fiscal year ended April 30, 2016, the Company had a net loss of $50,735, as compared to a net loss for the fiscal year ended April 30, 2015 of $37,906.

Liquidity and Capital Resources

As of April 30, 2016, the Company had a cash balance of $1,191. We do not have sufficient funds to operate for the next twelve months. There can be no assurance that additional capital will be available to the Company. As ofApril 30, 2016 the total outstanding principal payable to P&G was $135,726 and accrued interest on this note was $20,047. Interest is payable on the principal owed to P&G at the annual rate of 6%; interest and principal are due and payable on November 1, 2017.

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

Going Concern Consideration

The Company has not commenced planned principal operations. The Company has no revenues and has incurred a net loss of $50,735 and $37,906 for the years ended April 30, 2016 and 2015, respectively. In addition, the Company has a working capital deficiency of $13,712 and stockholders' deficiency of $169,485 at April 30, 2016. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Item 8. Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Watermark Group, Inc.

We have audited the accompanying balance sheet of Watermark Group, Inc. ("the Company") as of April 30, 2016 and 2015 and the related statements of operations, stockholders' deficiency and cash flows for each of the two years in the period ended April 30, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Watermark Group, Inc. at April 30, 2016 and 2015, and the results of its operations and its cash flows for each of the two years in the period ended April 30, 2016 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred a net loss for the year ended April 30, 2016 and has a working capital deficiency and stockholders' deficiency at April 30, 2016. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WOLINETZ, LAFAZAN & COMPANY, P.C.

Rockville Centre, New York

July 21, 2016

WATERMARK GROUP, INC.
BALANCE SHEET

	April 30, 2016	April 30, 2015
ASSETS

Current Assets:
Cash and Cash Equivalents	$1,191	$782

Total Current Assets	1,191	782

Total Assets	$1,191	$782

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accrued Liabilities	$14,903	$27,839
Accrued Interest Related Party	-	13,218
Note Payable Related Party	-	78,474

Total Current Liabilities	14,903	119,531

Long-Term Debt:
Note Payable Related Party	135,726	-
Accrued Interest Related Party	20,047	-

Total Long Term Liabilities	155,773	-

Total Liabilities	170,676	119,531

Commitments and Contingencies

Stockholders' Deficiency:
Preferred Stock, $.0001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $.0001 par value; 100,000,000 shares authorized, 4,505,000 shares issued and outstanding at April 30, 2016 and April 30, 2015	451	451
Additional Paid-In Capital	45,809	45,809
Accumulated Deficit	(215,745)	(165,009)
Total Stockholders' Deficiency	(169,485)	(118,749)

Total Liabilities and Stockholders' Deficiency	$1,191	$782

The accompanying notes are an integral part of these financial statements.

WATERMARK GROUP, INC.
STATEMENT OF OPERATIONS

	For the	For the
	Year Ended	Year Ended
	April 30, 2016	April 30, 2015

Revenues:	$-	$-

Costs and Expenses:
Rent	3,000	3,000
Professional Fees	20,857	23,886
Other General and Administrative Expenses	20,049	6,383

Total Costs and Expenses	43,906	33,269

Loss from Operations	(43,906)	(33,269)

Other Income (Expense):
Interest Expense-Related Party	(6,829)	(4,637)

Total Other Income (Expense)	(6,829)	(4,637)

Net Loss	$(50,735)	$(37,906)

Basic and Diluted Loss Per Common Share	$(0.01)	$(0.01)

Weighted Average Common Shares Outstanding	4,505,000	4,633,333

The accompanying notes are an integral part of these financial statements.

WATERMARK GROUP, INC.
STATEMENT OF STOCKHOLDERS' DEFICIENCY
FOR THE YEARS ENDED APRIL 30, 2016 AND 2015

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, April 30, 2014	4,725,000	$473	$45,787	$(127,103)	$(80,843)

Cancellation of shares previously issued in error	(220,000)	(22)	22	-	-

Net Loss for the year ended April 30, 2015	-	-	-	(37,906)	(37,906)

Balance, April 30, 2015	4,505,000	451	45,809	(165,009)	(118,749)

Net Loss for the year ended April 30, 2016	-	-	-	(50,735)	(50,735)

Balance, April 30, 2016	4,505,000	$451	$45,809	$(215,745)	$(169,485)

The accompanying notes are an integral part of these financial statements.

WATERMARK GROUP, INC.
STATEMENT OF CASH FLOWS

	For the	For the
	Year Ended	Year Ended
	April 30, 2016	April 30, 2015

Cash Flows from Operating Activities:
Net Loss	$(50,735)	$(37,906)
Adjustments to Reconcile Net Loss to Net Cash (Used) in Operating Activities:
Increase (Decrease) in Accrued Liabilities	(12,937)	15,605
Increase in Accrued Interest Related Party	6,829	4,637

Net Cash (Used) in Operating Activities	(56,843)	(17,664)

Cash Flows from Investing Activities:	-	-

Cash Flows from Financing Activities:
Proceeds of Note Payable-Related Party	57,252	2,070

Net Cash Provided by Financing Activities	57,252	2,070

Increase (Decrease) in Cash	409	(15,594)

Cash and Cash Equivalents – Beginning of Period	782	16,376

Cash and Cash Equivalents – End of Period	$1,191	$782

Supplemental Cash Flow Information:
Interest Paid	$-	$-
Income Taxes Paid	$-	$-

Non-Cash Investing and Financing Activities:
Cancellation of 220,000 shares of common stock by the company	$-	$22

The accompanying notes are an integral part of these financial statements.

WATERMARK GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – Summary of Significant Accounting Policies

Organization

Watermark Group, Inc. ("the Company") was incorporated on May 15, 2009 under the laws of the State of Nevada. On August 18, 2015 the Company consummated the merger of WNS Studios, Inc. with its newly formed and wholly-owned subsidiary Watermark Group, Inc., a Nevada corporation. As a result of the merger, the name of the issuer was changed from WNS Studios, Inc. to Watermark Group, Inc. The Company has not yet generated revenues from planned principal operations. The Company intends to promote, sell and distribute films for studios. There is no assurance, however, that the Company will achieve its objectives or goals.

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

Advertising Costs

Advertising costs will be charged to operations when incurred. The Company did not incur any advertising costs during the years ended April 30, 2016 and 2015.

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

WATERMARK GROUP, INC.

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

Research and Development

Research and development costs will be charged to expense as incurred. The Company did not incur any research and development costs during the years ended April 30, 2016 and 2015.

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

Reclassification of Accounts

Certain reclassifications have been made to prior-year comparative financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or financial position.

WATERMARK GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09) "Revenue from Contracts with Customers."  ASU 2014-09 supersedes the revenue recognition requirements in "Revenue Recognition (Topic 605)", and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflect the consideration to which the entity expects to be entitled to in exchange for those goods or services.  ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  Early adoption is not permitted.  We are currently in the process of evaluating the impact of the adoption of ASU 2014-09 on our financial statements.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (ASU 2015-17), which simplifies the presentation of deferred income taxes by requiring that deferred tax assets and liabilities be classified as non-current. The amendment is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted as of the beginning of an interim or annual reporting period. We are currently in the process of evaluating the impact of the adoption of ASU 2015-17 on our financial statements.

NOTE 2 - Going Concern

The Company has not commenced planned principal operations. The Company has no revenues and has incurred a net loss of $50,735 and $37,906 for the years ended April 30, 2016 and 2015, respectively. In addition, the Company has a working capital deficiency of $13,712 and stockholders' deficiency of $169,485 at April 30, 2016. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

The Company is attempting to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof. On November 1, 2011, the Company began borrowing funds from P&G Holdings LLC., an entity of which Moses Gross, the Company's CEO, has a 33% ownership interest under the terms of a note whereby the borrowing cannot exceed $250,000. As of April 30, 2016 the Company has an outstanding balance of $135,726 (see Note 3). There can be no assurances that the Company will be able to raise the additional funds it requires.

WATERMARK GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 3 - Note Payable – Related Party

On November 1, 2011 the Company issued a promissory note to P&G Holdings LLC, an entity that is 33% owned by Moses Gross, the Company's CEO and significant stockholder. The note bears interest at 6% per annum; principal and interest were due on November 1, 2016. Under the terms of the note, the Company may borrow from P&G, from time to time, any amount in increments of up to $100,000, however that the aggregate principal amount outstanding under the note could not exceed $126,275.

On July 7, 2015 the note was amended to increase the maximum aggregate principal amount to $250,000. On December 11, 2015 the note was amended to extend the maturity date to November 1, 2017. All other terms of the note remained the same. As of April 30, 2016 and 2015, the total outstanding principal was $135,726 and $78,474, respectively.

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

NOTE 6 - Income Taxes

At April 30, 2016, the Company had available net operating loss carryforwards of $215,745, which may be applied against future taxable income, if any, at various times through 2036. Certain significant changes in ownership of the Company may restrict the future utilization of these tax loss carryforwards.

At April 30, 2016, the Company has a deferred tax asset of approximately $116,000 representing the benefit of its net operating loss carryforwards. The Company has not recognized the tax benefit because realization of the tax benefit is uncertain and thus a valuation allowance has been fully provided against the deferred tax asset. The difference between the Federal Statutory Rate of 34% with the combined state and local tax rate of 20% and the Company's effective tax rate of 0% is due to an increase in the valuation allowance of approximately $27,000 for the year ended April 30, 2016.

NOTE 7 – Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were issued and up to the time of filing of the financial statements with the Securities and Exchange Commission.

During May and June 2016, the Company borrowed an additional $24,500 from P&G Holdings, LLC, thereby increasing the principal amount owed to P&G Holdings, LLC to $160,226 (see Note 3).

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There were no disagreements with accountants on accounting and financial disclosure of a type described in Item 304 (a)(1)(iv) or any reportable event as described in Item 304 (a)(1)(v) of Regulation S-K.

Item 9A. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of April 30, 2016, the end of the period covered by this annual report, has concluded that our disclosure controls and procedures were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting at April 30, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment under those criteria, management has determined that, as of April 30, 2016, our internal control over financial reporting was effective.

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

Name and Business Address	Age	Position

Moses Gross	41	President, Chief Executive Officer, Treasurer, Secretary and Director

Mr. Gross has been the sole officer and director of Watermark Group, Inc., since November 14, 2011. Since January 1997, Mr. Gross has been the Chief Executive Officer and President of ANM Real Estate LLC and its related companies, all of which are involved in commercial and residential real estate development and syndicate management company. Since September 2007, he has been an advisor to Qualmax Supplies Inc., a company which sells janitorial, food service and medical supplies. From January 2007 through 2010 Mr. Gross was the Chief Executive Officer and President of Anchor Wholesale Hardware Supplies, LLC, selling wholesale hardware, tools and electrical and plumbing supplies. From March 1992 through January 1997 Mr. Gross worked in various management positions at Zoltan Knitting, a clothing manufacturer. Through his capacity in real estate development and management, Mr. Gross has learned the film business and been introduced to persons involved in this business. Mr. Gross has a 33% ownership interest in P&G, the creditor of the Company.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors of the Company and persons who own more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to the Company. Based solely on our review of the reports filed with the SEC, we believe that all persons subject to Section 16(a) of the Exchange Act timely filed all required reports in 2016.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of July 18, 2016, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each executive officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 4,505,000 shares of our common stock issued and outstanding as of July 18, 2016. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock. Unless otherwise indicated, the address of each person listed is c/o Watermark Group, Inc., 3811 13th Avenue, Brooklyn, New York 11218.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Moses Gross	3,600,000	79.9%

Directors and officers as a group (1 person)	3,600,000	79.9%

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On November 1, 2011 we entered into a Promissory Note with P&G which is owned 33% by Mr. Gross, our sole officer and director. Pursuant to the note, we have the right to borrow up to $250,000 from P&G. The principal and accrued interest at the rate of 6% are due and payable on November 1, 2017. As of April 30, 2016, the total outstanding principal was $135,726 and accrued interest at the annual rate of 6% on the P&G note was $20,047. During May and June 2016, we borrowed an additional $24,500 from P&G. We have currently borrowed an aggregate of $160,226 from P&G.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of "independent directors." We do not believe that Mr. Gross is "independent".

Item 14. Principal Accounting Fees and Services.

Our principal independent accountant is Wolinetz, Lafazan & Company, P.C. Their pre-approved fees billed to the Company are set forth below:

	Fiscal Year Ended April 30, 2016	Fiscal Year Ended April 30, 2015

Audit Fees	$14,000	$14,000
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

As of April 30, 2016, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant. The Company does not have an audit committee. The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

PART IV

Item 15. Exhibits. Financial Statement Schedules.

Exhibit	Description

3.1	Articles of Incorporation (1)

3.2	By-Laws (1)

3.3	Form of Stock Certificate (1)

4.2	Promissory Note dated November 1, 2011 in favor of P&G Holdings LLC (2)

10.7	Lease Agreement dated November 1, 2011 between Hendrix III Realty Corp. and WNS Studios Inc. (3)

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

____________

(1)	Incorporated by reference to the corresponding exhibit to the Company's registration statement on Form S-1 filed on February 3, 2011.

(2)	Incorporated by reference to the corresponding exhibit to the Company's registration statement on Form S-1/A filed on January 26, 2012.

(3)	Incorporated by reference to Exhibit 10.8 to the Company's registration statement on Form S-1/A filed on January 26, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATERMARK GROUP, INC.

Dated: July 21, 2016	By:	/s/ Moses Gross
	Name:	Moses Gross
	Title:	President, Chief Executive Officer, Treasurer and a director (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 21, 2016	By:	/s/ Moses Gross
	Name:	Moses Gross
	Title:	President, Chief Executive Officer, Treasurer and a director (Principal Executive, Financial and Accounting Officer)

