Form 10-Q
period 2016-07-31
WATERMARK GROUP, INC.
filed 2016-09-21
CIK 1510333

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2016
OR
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from N/A to N/A

Commission file number: 000-55251

WATERMARK GROUP, INC.
(Exact name of registrant as specified in its charter)

7 Dey Street, Suite 1503 New York, NY 10007
(Address of principal executive offices) (Zip Code)

(212) 330-8151
(Registrant’s telephone number, including area code)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

There were 4,505,000 shares of common stock, $0.0001 par value, of the issuer issued and outstanding as of September 20, 2016.

WATERMARK GROUP, INC.

FORM 10-Q

FOR THE PERIOD ENDED JULY 31, 2016

PART I.      FINANCIAL INFORMATION

Item 1.        Financial Statements

WATERMARK GROUP, INC.

CONDENSED BALANCE SHEET

	July 31, 2016	April 30, 2016
	(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,244	$1,191

Total Current Assets	1,244	1,191

Total Assets	$1,244	$1,191

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accrued Liabilities	$11,774	$14,903

Total Current Liabilities	11,774	14,903

Long-Term Debt:
Note Payable Related Party	160,226	135,726
Accrued Interest Related Party	22,365	20,047

Total Long-Term Liabilities	182,591	155,773

Total Liabilities	194,365	170,676

Commitments and Contingencies

Stockholders’ Deficiency:
Preferred Stock, $.0001 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common Stock, $.0001 par value; 100,000,000 shares authorized, 4,505,000 shares issued and outstanding	451	451
Additional Paid-In Capital	45,809	45,809
Accumulated Deficit	(239,381)	(215,745)
Total Stockholders’ Deficiency	(193,121)	(169,485)

Total Liabilities and Stockholders’ Deficiency	$1,244	$1,191

The accompanying notes are an integral part of these financial statements.

WATERMARK GROUP, INC.

CONDENSED STATEMENT OF OPERATIONS

(UNAUDITED)

	For the	For the
	Three Months Ended	Three Months Ended
	July 31, 2016	July 31, 2015

Revenues:	$—	$—

Costs and Expenses:
Rent	750	750
Professional Fees	9,142	7,935
General and Administrative Expenses	11,427	13,703

Total Costs and Expenses	21,319	22,388

Loss from Operations	(21,319)	(22,388)

Other Income (Expense):
Interest Expense-Related Party	(2,317)	(1,473)

Total Other Income (Expense)	(2,317)	(1,473)

Net Loss	$(23,636)	$(23,861)

Basic and Diluted Loss Per Common Share	$(0.01)	$(0.01)

Weighted Average Common Shares
Outstanding	4,505,000	4,505,000

The accompanying notes are an integral part of these financial statements.

WATERMARK GROUP, INC.

CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the	For the
	Three Months Ended	Three Months Ended
	July 31, 2016	July 31, 2015

Cash Flows from Operating Activities:
Net Loss	$(23,636)	$(23,861)
Adjustments to Reconcile Net Loss to
Net Cash (Used) in Operating Activities:
(Decrease) in Accrued Liabilities	(3,128)	(10,911)
Increase in Accrued Interest Related Party	2,317	1,473

Net Cash (Used) in Operating Activities	(24,447)	(33,299)

Cash Flows from Investing Activities:	—	—

Cash Flows from Financing Activities:
Proceeds of Note Payable-Related Party	24,500	32,750

Net Cash Provided by Financing Activities	24,500	32,750

Increase (Decrease) in Cash and Cash Equivalents	53	(549)

Cash and Cash Equivalents – Beginning of Period	1,191	782

Cash and Cash Equivalents – End of Period	$1,244	$233

Supplemental Cash Flow information:
Interest Paid	$—	$—
Income Taxes Paid	$—	$—

The accompanying notes are an integral part of these financial statements.

WATERMARK GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - Origination and Basis of Presentation

Watermark Group, Inc. (“the Company”) was incorporated on May 15, 2009 under the laws of the State of Nevada. On August 18, 2015, the Company consummated the merger of WNS Studios, Inc. with its newly formed and wholly-owned subsidiary Watermark Group, Inc., a Nevada corporation. As a result of the merger, the name of the issuer was changed from WNS Studios, Inc. to Watermark Group, Inc. The Company has not yet generated revenues from planned principal operations. The Company plans to acquire a medical device technology and to fund future development and marketing of the technology. There is no assurance, however, that the Company will achieve its objectives or goals.

In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information set forth therein. These financial statements are condensed and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed financial statements should be read in conjunction with the Company’s April 30, 2016 audited financial statements and notes on Form 10-K filed on July 21, 2016.

Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.

The Company has not commenced planned principal operations. The Company has no revenues and incurred a net loss of $23,636 and $23,861 for the quarters ended July 31, 2016 and 2015, respectively. In addition, the Company had a working capital deficiency of $10,530 and stockholders' deficiency of $193,121 at July 31, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company is attempting to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof. The Company currently is in the process of raising One Million Dollars ($1,000,000.00) through the sale of restricted stock.

WATERMARK GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - Note Payable – Related Party

On November 1, 2011, the Company issued a promissory note to P&G Holdings LLC, an entity that is 33% owned by Moses Gross, the Company’s CEO and significant stockholder. The note bears interest at 6% per annum and is due November 1, 2015. Under the terms of the note, the Company may borrow from P&G, from time to time, any amount in increments of up to $100,000, however that the aggregate principal amount outstanding under the note could not exceed $126,275.

On July 7, 2015, the note was amended to increase the maximum aggregate principal amount to $250,000. On December 11, 2015, the note was amended to extend the maturity date to November 1, 2017. All other terms of the note remained the same. As of July 31, 2016 and April 30, 2016, the total outstanding principal was $160,226 and $135,726, respectively.

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

NOTE 4 - Subsequent Events

On August 24, 2016, the Company borrowed an additional $12,225 from P&G Holdings, LLC, thereby increasing the principal amount owed to P&G Holdings, LLC to $172,451 (see Note 2).

On August 29, 2016, Moses Gross sold all 3,600,000 shares of common stock of the Company held by him (which represented 80% of the total issued and outstanding capital stock of the Company), to Double Grouper, LLC (“Double Grouper”) for a purchase price of $25,000 pursuant to the terms and provisions of a stock purchase agreement entered into on August 29, 2016. Effective August 29, 2016, in connection with the closing of the stock purchase agreement, Mr. Gross resigned as the sole officer and director of the Company and Adam Kovacevic, managing member of Double Grouper, was appointed sole director of the Company. As part of the transaction, the Company and Manhattan Transfer Registrar Company (“Manhattan Transfer”) entered into a transfer agent letter as described in the Form 8-K filed on September 7, 2016 (the “Transfer Agent Letter).

On September 9, 2016, the Director of the Company approved termination with Manhattan Transfer, the transfer agent for our common stock. On September 9, 2016, we sent a termination notice (the “Termination Notice”) to Manhattan Transfer. The Termination Notice was effective immediately upon Manhattan Transfer receiving Termination Notice and payment of all outstanding fees. All fees were paid on September 12, 2016. Upon termination of Manhattan Transfer, the Transfer Agent Letter was terminated.

On September 9, 2016, the Director of the Company approved engagement with Issuer Direct Corporation (“Issuer Direct”) as new transfer agent for our common stock, effectively immediately.

On September 15, 2016, Double Grouper, LLC sold all 3,600,000 shares of common stock of the Company held by it (which represented 80% of the total issued and outstanding capital stock of the Company), to Ted Murphy for a purchase price of $50,000 pursuant to the terms and provisions of a stock purchase agreement entered into effective September 15, 2016. Effective September 15, 2016, in connection with the closing of the stock purchase agreement, Mr. Kovacevic resigned as the sole officer and director of the Company and Ted Murphy was appointed sole director of the Company.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Form 10-Q, references to “Watermark Group, Inc.,” the “Company,” “we,” “our” or “us” refer to Watermark Group, Inc. unless the context otherwise indicates.

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

Overview

Plan of Operation

We were incorporated under the laws of the State of Nevada on May 15, 2009. Until the purchase of 80% of the issued and outstanding capital stock of the Company by Double Grouper LLC, a Florida limited liability company (“Double Grouper”), as described below, we intended to acquire suitable scripts or the rights to scripts to promote, syndicate and produce for commercial distribution through the contacts of our sole officer and director, Moses Gross, and to attempt to raise funds for such productions from private investors through debt or equity financings.

From our inception to date, we have not generated any revenues, and our operations have been limited to organizational, start-up, and capital formation activities.

On August 29, 2016, Moses Gross sold all 3,600,000 shares of common stock of the Company held by him (which represented 80% of the total issued and outstanding capital stock of the Company), to Double Grouper for a purchase price of $25,000 pursuant to the terms and provisions of a stock purchase agreement entered into on August 29, 2016. Effective August 29, 2016, in connection with the closing of the stock purchase agreement, Mr. Gross resigned as the sole officer and director of the Company and Adam Kovacevic, managing member of Double Grouper, was appointed sole director of the Company. As part of the transaction, the Company and Manhattan Transfer Registrar Company (“Manhattan Transfer”) entered into a transfer agent letter as described in the Form 8-K filed on September 7, 2016 (the “Transfer Agent Letter).

On September 9, 2016, the Director of the Company approved termination with Manhattan Transfer, the transfer agent for our common stock. On September 9, 2016, we sent a termination notice (the “Termination Notice”) to Manhattan Transfer. The Termination Notice was effective immediately upon Manhattan Transfer receiving Termination Notice and payment of all outstanding fees. All fees were paid on September 12, 2016. Upon termination of Manhattan Transfer, the Transfer Agent Letter was terminated.

On September 9, 2016, the Director of the Company approved engagement with Issuer Direct Corporation (“Issuer Direct”) as new transfer agent for our common stock, effectively immediately.

On September 15, 2016, Double Grouper, LLC sold all 3,600,000 shares of common stock of the Company held by it (which represented 80% of the total issued and outstanding capital stock of the Company), to Ted Murphy for a purchase price of $50,000 pursuant to the terms and provisions of a stock purchase agreement entered into effective September 15, 2016. Effective September 15, 2016, in connection with the closing of the stock purchase agreement, Mr. Kovacevic resigned as the sole officer and director of the Company and Ted Murphy was appointed sole director of the Company.

We currently have no employees other than our sole executive officer and director.

We do not have a functioning website at this time.

The Company plans to acquire a medical device technology and to fund future development and marketing of the technology.

During the next 12 months we estimate that we will need a minimum of $1,000,000 for our operations which will include development costs, marketing costs, production costs and sales, general and administrative expenses.

If we are not successful and do not commence operations, we estimate that we will need no less than $180,000, or approximately $15,000 on a monthly basis, for a period of one (1) year.

On a monthly basis we incur approximately $10,000 of expenses. We currently plan to obtain financing through private offerings of debt or equity through individuals. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since the Company has no such arrangements or plans currently in effect, our inability to raise funds for the above purposes will have a severe negative impact on our ability to remain a viable company.

As of July 31, 2016, the total outstanding principal was $160,226 and accrued interest at the annual rate of 6% on the P&G Note was $22,365. On August 24, 2016 the Company borrowed an additional $12,225 from P&G, increasing the outstanding principal to $172,451. The maturity date of the Note is November 1, 2017. There can be no assurance that sufficient funds required in the future will be generated from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company's existing stockholders.

Results of Operations

For the three months ended July 31, 2016 and July 31, 2015

Revenues

The Company did not generate any revenues during the three months ended July 31, 2016 and July 31, 2015.

Total operating expenses

For the three months ended July 31, 2016, total operating expenses were $21,319, which included professional fees of $9,142, rent of $750 and general and administrative expenses of $11,427. For the three months ended July 31, 2015, total operating expenses were $22,388, which included professional fees of $7,935, rent of $750 and general and administrative expenses of $13,703.

Net loss

For the three months ended July 31, 2016, the Company had a net loss of $23,636, as compared to a net loss for the three months ended July 31, 2015 of $23,861.

Liquidity and Capital Resources

As of July 31, 2016, the Company had a cash balance of $1,244. We do not have sufficient funds to operate for the next twelve months. There can be no assurance that additional capital will be available to the Company. As of July 31, 2016, we were indebted to P&G in the principal amount of $160,226 and accrued interest was $22,365. Interest is payable on the principal owed to P&G at the annual rate of 6%; interest and principal are due and payable on November 1, 2017.

We currently plan to obtain financing through private offerings of debt or equity through individuals. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since the Company has no such arrangements or plans currently in effect, our inability to raise funds for the above purposes will have a severe negative impact on our ability to remain a viable company.

Going Concern Consideration

The Company has not commenced planned principal operations. The Company had no revenues and incurred a net loss of $23,636 for the three months ended July 31, 2016. In addition, the Company had a working capital deficiency of $10,530 and stockholders' deficiency of $193,121 at July 31, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

The Company believes that it will need approximately $120,000 to fund its expenses and execute its business plan over the next twelve months. There can be no assurance that additional capital will be available to us or available on terms favorable to us. If additional funds are raised by the issuance of our equity securities, such as through the issuance and exercise of warrants, then existing stockholders will experience dilution of their ownership interest. If additional funds are raised by the issuance of debt or other equity instruments, we may be subject to certain limitations in our operations, and issuance of such securities may have rights senior to those of the then existing holders of common stock. If adequate funds are not available or not available on acceptable terms, we may be unable to fund and develop our business.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of July 31, 2016, the end of the period covered by this report and have concluded that our disclosure controls and procedures were effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

Changes in Internal Controls over Financial Reporting

During the quarter ended July 31, 2016, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sale of Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other information

Not applicable.

Item 6. Exhibits

Exhibit No.		Description
31	(1)	Rule 13a-14(a)/15d-14(a) Certifications

32	(1)	Section 1350 Certifications

101.INS*	(1)	XBRL Instance Document

101.SCH*	(1)	XBRL Taxonomy Extension Schema

101.CAL*	(1)	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	(1)	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	(1)	XBRL Taxonomy Extension Label Linkbase

101.PRE*	(1)	XBRL Taxonomy Extension Presentation Linkbase

 _____________________________________________________

(1)        Filed as an exhibit to this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATERMARK GROUP, INC.

Dated: September 21, 2016	By:	/s/ Ted Murphy
	Name:	Ted Murphy
	Title:	President, Chief Executive Officer, Treasurer and a director
(Principal Executive, Financial and Accounting Officer)